Form 10-K405
period 1996-12-31
COULTER PHARMACEUTICALS INC
filed 1997-03-28
CIK 942416

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

                          COMMISSION FILE NO. 0-21905
                            ------------------------

                          COULTER PHARMACEUTICAL, INC.
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-32190758
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
            550 CALIFORNIA AVENUE                                  94306
            PALO ALTO, CALIFORNIA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (415) 842-7300
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the Common Stock on the Nasdaq Stock Market on February 28, 1997 was $61,002,911.*

     The number of shares outstanding of the Registrant's Common Stock was 10,304,434 as of February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting are incorporated herein by reference into Part III of this Report.

     Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration Nos. 333-17661, are incorporated herein by reference into Part IV of this Report.
------------------------

* Based on a closing price of $11.25 per share. Excludes 4,881,953 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 28, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.
================================================================================

                                     PART I

     Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. All forward-looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" below.

ITEM 1. BUSINESS

     Coulter Pharmaceutical is engaged in the development of novel drugs and therapies for the treatment of people with cancer. The Company currently is developing a family of cancer therapeutics based upon two platform technologies: conjugated antibodies and tumor-activated peptide pro-drugs. The Company's most advanced product candidate, the "B-1 Therapy," consists of a monoclonal antibody conjugated with a radioisotope. In a Phase I/II clinical trial of the B-1 Therapy, 40 patients with low-grade or transformed low-grade non-Hodgkin's lymphoma who had relapsed from previous chemotherapy regimens achieved an 82% overall response rate and a 45% complete response rate. The Company has commenced a pivotal Phase II/III clinical trial for the treatment of NHL in low-grade and transformed low-grade patients refractory to chemotherapy. The Company intends to file for U.S. Food and Drug Administration marketing approval of its B-1 Therapy for this indication in the second half of 1998. The Company believes that the B-1 Therapy, if successfully developed, could become the first radioimmunotherapy approved in the United States for the treatment of people with cancer. The Company has commenced and plans additional clinical trials to broaden the label indication of the B-1 Therapy. The Company's TAP pro-drug program is designed to broaden significantly the therapeutic windows of conventional chemotherapies. The Company currently is developing a pro-drug version of doxorubicin to treat certain solid tumor cancers with the objective of commencing clinical trials in early 1998.

     The Company was incorporated under the laws of Delaware in February 1995. The Company's conjugated antibody program is based upon the antibody therapeutics program which originated in the late 1970s at Coulter Corporation, a recognized leader in the field of hematology. Upon its formation in February 1995, the Company acquired worldwide rights to the B-1 Therapy and related intellectual property, know-how and other assets from Coulter Corporation.

BACKGROUND

  Cancer: The Disease and Its Treatment

     Cancer afflicts millions of people worldwide. It is currently the second leading cause of death in the United States and was projected to account for more than 550,000 deaths in 1996 alone. Some forty percent of Americans are expected to develop cancer and, despite noteworthy success in the treatment of some cancers, half of these cancer patients will die from the disease.

     Cancer is a family of more than one hundred diseases that can be categorized into two broad groups: (i) hematologic or blood-borne malignancies (e.g., lymphomas and leukemias) and (ii) solid tumor cancers (e.g., lung, prostate, breast and colon cancers). Both groups are generally characterized by a breakdown of the cellular mechanisms that regulate cell growth and cell death ("apoptosis") in normal tissues.

     Blood-borne cancers involve a disruption of the developmental processes of blood cell formation, preventing these cells from functioning normally in the blood and lymph systems. Death from blood-borne cancers ultimately is caused by infection, organ failure or bleeding. While chemotherapy is the primary treatment for blood-borne malignancies, many such malignancies are radiosensitive and some localized lymphomas can be treated with radiation therapy. Nonetheless, radiation therapy cannot be used in the treatment of most blood-borne malignancies because the levels of radiation necessary to destroy diseases that are widely disseminated within the body would result in severe damage to the bone marrow of the patient, leading to life-threatening suppression of the immune system, and other serious side effects.

     In solid tumor cancers, malignant tumors invade and disrupt nearby tissues and can also spread throughout the body or "metastasize." The impact of these tumors on vital organs such as the lungs and the liver frequently leads to death. Surgery is used to remove solid tumors that are accessible to the surgeon and can be effective if the cancer has not metastasized. Radiation therapy also can be employed to irradiate a solid tumor and surrounding tissues and is a first-line therapy for inoperable tumors, but side effects are a limiting factor in treatment. Radiation therapy is used frequently in conjunction with surgery either to reduce the tumor mass prior to surgery or to destroy tumor cells that may remain at the tumor site after surgery. However, radiation therapy cannot assure that all tumor cells will be destroyed and has only limited utility for treating widespread metastases. While surgery and radiation therapy are the primary treatments for solid tumors, chemotherapy and hormonal treatments often are used as adjunctive therapies and also are used as primary therapies for inoperable or metastatic cancers.

     Chemotherapy, which typically involves the intravenous administration of drugs designed to destroy malignant cells, is used for the treatment of both solid tumors and blood-borne malignancies. Chemotherapeutic drugs generally interfere with cell division and are therefore more toxic to rapidly dividing cancer cells. Since cancer cells can often survive the effect of a single drug, several different drugs usually are given in a combination therapy designed to target overlapping mechanisms of cellular metabolism to overwhelm the ability of cancer cells to develop resistance to chemotherapy. Combination chemotherapy is used widely as first-line therapy for leukemias and lymphomas and has had considerable success in the treatment of some forms of these cancers. Nevertheless, partial and even complete remissions obtained through chemotherapy often are not durable, and the cancer may reappear and/or resume its progression within a few months or years of treatment. The relapsed patient's response typically becomes shorter and shorter with each successive treatment regimen as the cancer becomes resistant to the chemotherapy. Eventually, patients may become "refractory" to chemotherapy, meaning that the length of their response, if any, to treatment is so brief as to lead to the conclusion that further chemotherapy regimens would be of little or no benefit.

     Chemotherapeutic drugs are not sufficiently specific to cancer cells to avoid affecting normal cells, especially those that are growing rapidly. As a result, patients often experience debilitating side effects such as nausea, vomiting, hair loss, anemia and fatigue, as well as life-threatening side effects such as immune system suppression. Such side effects can limit the effectiveness of therapy because the clinician must avoid exceeding the maximum dose of drug that the patient can tolerate. Since dosages must be limited to avoid unacceptable side effects, it may not be possible to administer sufficiently high doses of chemotherapeutic drugs to overcome the natural ability of cancer cells to become resistant. A number of chemotherapeutic agents originally thought to have promise as cancer drugs have failed in the clinic because the minimum effective dose exceeded the maximum tolerable dose. Ideally, a chemotherapeutic agent would have a minimum effective dose well below the maximum tolerable dose, thereby providing physicians with a wide "therapeutic window" or a range of doses within which all patients could be treated effectively.

     In cases of certain severe blood-borne malignancies and metastatic solid tumor cancers, bone marrow transplants ("BMT") may be performed to treat patients who typically have exhausted all other treatment options. Transplants generally are performed in connection with regimens of aggressive chemotherapy and/or radiation therapy. While techniques are improving, BMTs are associated with significant mortality and high rates of morbidity and remain a very expensive alternative.

  Emerging Methods of Treatment

     Scientific progress in the elucidation of the underlying molecular biology of cancer in recent years has yielded a number of promising treatment approaches. These approaches generally are designed to enhance the specificity and potency of cancer therapeutics, to improve overall efficacy and to reduce side effects. The Company believes that two of the most promising of these approaches are (i) monoclonal antibodies that bind to targeted cells to stimulate the body's immune system and/or to deliver cytotoxic agents to destroy malignant cells and (ii) modifications of conventional chemotherapeutic drugs and drug formulations to improve efficacy by expanding their therapeutic windows.

  Monoclonal Antibodies

     The human immune system is composed of specialized cells, including B-cells and T-cells, that function in the recognition, destruction and elimination of disease-causing foreign substances and of virally infected or malignant cells. Human antibodies, which are produced by the B-cells, play a vital role in the proper functioning of the immune system. They have predetermined functions based primarily upon their ability to recognize specific antigens, which are molecular structures on the surface of disease-causing substances or diseased cells. Each antigen serves as a binding site for the antibody specific to that antigen, and each disease-causing substance or diseased cell can be identified by its antigens.

     The ability of specific antibodies to bind to specific antigens that are expressed on the surface of targeted cells, and to trigger an immune system attack on those cells, provides the theoretical basis for the development of cancer immunotherapeutics. In the 1970s, researchers discovered techniques to produce unlimited supplies of identical murine (mouse-derived) antibodies, referred to as monoclonal antibodies, by cloning antibody producing cells that were derived from hybridization of a single B-cell. These techniques provided researchers with the tools to identify and study specific antigens and to produce potential therapeutics. In principle, once an antigen expressed by malignant cells has been identified, a monoclonal antibody specific to that antigen can be created. If an antibody could be produced that binds to an antigen expressed exclusively by human cancer cells, the antibody would be specific to only those cells. As a result, the use of such a monoclonal antibody as a therapeutic would have few, if any, side effects. However, the development of such a therapy has proven to be more problematic than originally hoped. Immunotherapies based solely upon monoclonal antibodies have had only limited clinical effectiveness, particularly in solid tumors where the uneven supply of blood throughout such tumors prevents adequate exposure of monoclonal antibodies to malignant cells.

     The effectiveness of a particular monoclonal antibody in the treatment of cancer fundamentally is linked to the characteristics of the antigen to which it binds. For example, while researchers have identified numerous antigens on cancer cells that can be recognized by monoclonal antibodies, most of these antigens are also expressed to some degree by other types of cells. An antibody to such an antigen may not be sufficiently specific to the cancer cells to avoid or minimize unintended side effects caused by damage to normal cells. Moreover, the behavior of antigens following binding with an antibody is quite variable: the bound antibody-antigen complex can remain on the cell surface, can be internalized into the cell or can be released from the cell surface. Thus, the identification of suitable antigens to serve as targets for therapeutic monoclonal antibodies must account for these and other complexities.

     Once a suitable antigen has been identified, researchers have found that different antibodies binding to different sites on the antigen may not have the same biological activity, introducing another element of variability. Antibodies also differ in the degree to which they stimulate an immune system response and in the extent to which they have other effects on the cell. Even the most effective antibodies have limited biological activity. In addition, research conducted since the late 1970s has revealed the importance of selecting the proper type of antibody for use in the intended therapy. Murine antibodies are appropriate in treatments involving a single dose or other short treatment regimen where it is beneficial that the antibodies, together with any therapeutic conjugate, are metabolized and cleared from the body fairly quickly. Chimerized or humanized antibodies are desirable for multi-dose or chronic treatment regimens as they reduce the risk of a human immune response to the antibodies themselves. While these manipulations of the antibodies have permitted more extended therapeutic regimens in some circumstances, they do not overcome the inherent limitations in the biological activity of the underlying antibodies. Thus, despite early expectations, no monoclonal antibody has yet been shown to be effective as a stand-alone, first-line therapy in the treatment of cancer.

     Researchers have attempted to increase the effectiveness of antibodies by attaching radioisotopes or other cytotoxic agents for use in "radioimmunotherapy" or "chemoimmuno therapy," respectively. By using an antibody to deliver a radioisotope or other cytotoxic agent to the targeted cells, the effect of the radiation or cytotoxic agent can be concentrated in the immediate vicinity of malignant cells. Development of effective radioimmunotherapies, however, presents an additional set of challenges, including the need to select an appropriate radioisotope for the intended therapy, to develop a reliable means of linking the radioisotope to the antibody and to devise a therapeutic protocol that optimizes therapeutic effect while minimizing undesirable side effects. The development of effective chemoimmunotherapies presents similar challenges.

  Enhancements of Conventional Chemotherapies

     A number of organizations have explored methods of improving the delivery of cytotoxic drugs to tumor cells, with the objective of expanding the therapeutic window for these drugs in the treatment of cancer. Approaches that have been commercialized include encapsulation of the drug in a liposome to regulate the rate at which it is released and impregnation of an implantable matrix with the drug to enable its delivery locally over time as the matrix dissolves. Sustained release of cytotoxic drugs using liposomal formulations has modestly enhanced the therapeutic window for these compounds, but instability of the formulations and accumulations in the skin have produced undesirable side effects. Surgical implantation of a matrix is limited inherently to the treatment of localized tumor masses and is not applicable to blood-borne or metastatic cancers.

     Another approach, the development of pro-drugs, involves the chemical modification of cytotoxic drugs to render them inactive until they are delivered to, or into the proximity of, targeted cancer cells. The pro-drug is transformed into its active form only in the presence of enzymes or other chemicals produced by the tumor cells. The preferential activation of a pro-drug in the tumor milieu increases its lethal effect on tumor cells while limiting side effects to non-malignant tissues. Pro-drug versions of cytotoxic drugs offer the potential to broaden significantly the therapeutic windows of such drugs beyond that which can be achieved using existing approaches such as liposomal formulations. Challenges that have constrained the development of effective pro-drugs to date have included the inability to construct or identify suitable tumor-specific activation mechanisms and difficulties in designing pro-drugs that will have adequate stability in circulation.

COULTER PHARMACEUTICAL'S APPROACH

     Coulter Pharmaceutical is developing a family of cancer therapeutics to address the shortcomings of current therapies based upon two platform technologies: (i) conjugated antibodies (primarily radioimmunotherapies) and
(ii) tumor-activated peptide pro-drugs.

     The Company is developing conjugated antibody therapies to overcome the inherent limitations of monoclonal antibodies when used as stand-alone therapeutics and to provide advantages over current chemotherapy and radiation therapy treatments. The Company believes that the B-1 Therapy, its first product candidate, incorporates each of the principle attributes of an effective radioimmunotherapy for the treatment of NHL: (i) an antigen specific to B-cells,
(ii) a therapeutically active monoclonal antibody, (iii) the radioisotope appropriate for the disease profile and (iv) an optimized therapeutic protocol. In a Phase I/II clinical trial conducted at the University of Michigan Medical Center, 40 patients with low-grade and transformed low-grade NHL, who on average had failed more than three prior treatment regimens with chemotherapy, achieved an 82% overall response rate and a 45% complete response rate. The B-1 Therapy is currently the subject of a pivotal Phase II/III trial for the treatment of low-grade and transformed low-grade NHL patients refractory to chemotherapy as its initial indication. To broaden this initial label indication, the Company currently is planning to commence a Phase III/IV "post-approval" clinical trial in patients in first or second relapse and also has commenced a Phase II clinical trial of its B-1 Therapy in patients newly diagnosed with low-grade NHL. The Company believes that this Phase II trial is the first clinical trial of a radioimmunotherapy as a stand-alone, first-line treatment for people with cancer. See " -- Clinical Results and Development Plan."

     The Company believes that radioimmunotherapies will emerge as important treatments for blood-borne cancers due to the radiosensitivity of these malignancies and the ready accessibility of the blood and lymph systems to monoclonal antibodies. Radioimmunotherapy also may become an important adjunctive therapy for the treatment of certain solid tumor cancers following surgery, radiation therapy or chemotherapy, where it may be useful in eliminating circulating and other undetected malignant cells missed by primary therapies. In the future, the Company intends to use its expertise in conjugated antibodies to expand beyond radioimmunotherapy to develop effective chemoimmunotherapies for the treatment of certain cancers.

     The Company's second technology platform, its TAP pro-drug technology, has the potential to broaden significantly the therapeutic windows of conventional chemotherapies based on the Company's understanding of biochemical mechanisms involved in metastasis and the identification of a potential means for exploiting these mechanisms. TAP prodrug versions of existing cytotoxic drugs are designed to be activated preferentially in the proximity of metastatic cancer cells, yet stable in circulation and in normal tissues. Accordingly, relatively larger quantities of cytotoxic agents are expected to reach and enter malignant cells as opposed to normal cells, which could permit a significant increase in maximum tolerated dosages, potentially overcoming drug resistance in cancer cells. The Company also believes that cytotoxic agents currently considered too toxic to be used in their unmodified forms may be suitable candidates to become TAP pro-drugs.

COULTER PHARMACEUTICAL'S STRATEGY

     The Company's goal is to develop and commercialize novel drugs and drug therapies for the treatment of people with cancer based on selected insights from the emerging understanding of the molecular biology of malignant cells. The Company's conjugated antibody program is based upon the antibody therapeutics program which originated in the late 1970s at Coulter Corporation, a recognized leader in the field of hematology. Upon its formation, Coulter Pharmaceutical obtained worldwide rights to the B-1 Therapy and related intellectual property, as well as a significant body of expertise pertaining to the selection and development of suitable antibodies and appropriate radioisotopes (and other cytotoxic agents) and methods for devising optimized therapies. The Company's TAP pro-drug program is based upon technology that has been under development at Catholique Universite de Louvain, Belgium, since 1986 and which was exclusively licensed to the Company in 1996. Based on this foundation, the Company has established a strategy comprised of the following primary elements:

     Pursue Expedited Initial Approval of the B-1 Therapy. The Company intends to seek expedited FDA marketing approval for its B-1 Therapy for the treatment of low-grade and transformed low-grade NHL in patients who are refractory to chemotherapy, while simultaneously pursuing studies to broaden the initial label indication. The recently commenced pivotal Phase II/III clinical trial of the B-1 Therapy has been designed to comply with the guidelines of the ClintonKessler Cancer Initiative, which is intended to accelerate the testing, review and approval of therapies for patients suffering from life-threatening or disabling cancers who have limited treatment options. Based on this initiative and on guidance from FDA staff, the Company is focusing on chemotherapy refractory patients in this pivotal Phase II/III clinical trial. The trial will include 60 patients and a post-treatment follow-up period of six months. The Company intends to file for FDA marketing approval for this indication in the second half of 1998. The Company also intends to seek approval for other NHL indications and, accordingly, is currently planning to commence a Phase III/IV "postapproval" clinical trial during the second half of 1997 in patients with low-grade or transformed low-grade NHL in first or second relapse. The Company also has commenced a Phase II clinical trial of the B-1 Therapy as a stand-alone, firstline treatment for patients newly diagnosed with low-grade NHL.

     Establish Sales and Marketing Capability. The Company intends to market and sell its products in the United States through a direct sales force and, where appropriate, in collaboration with marketing partners. This strategy is intended to enable the Company to establish a commercial presence in the cancer therapeutics market with its B-1 Therapy, if approved, and to create the capability to sell other products that it may develop or in-license. The Company believes that an established sales and marketing capability will enable it to compete effectively for opportunities to license or distribute later-stage product candidates and even approved products. Internationally, the Company intends to distribute its products through marketing partners.

     Leverage Existing Technology Platforms. The Company intends to develop additional products based on the lead compounds being generated in its TAP pro-drug program and by leveraging its expertise in conjugated antibodies to develop other immunotherapies. In its TAP pro-drug program, the Company currently is engaged in preclinical development of SuperLeu-Dox, a pro-drug version of doxorubicin, with the objective of commencing clinical trials in early 1998. The Company also intends to apply its TAP pro-drug technology to other classes of cytotoxic drugs, including the vinca alkaloids, to broaden significantly the therapeutic windows of such agents. The Company is evaluating potential conjugated antibody therapies for the treatment of other blood-borne malignancies and selected solid tumor cancers.

     Leverage Development Expertise. The Company believes that it has built substantial product development capabilities and expertise in the cancer field due in part to the advanced stage of the B-1 Therapy program at the time that it was obtained from Coulter Corporation. The Company believes it can leverage this development expertise to accelerate the development of other products in the cancer therapeutics field. The Company intends to pursue other product candidates derived from sponsored research or available for in-licensing in both blood-borne malignancies and solid tumor cancers, particularly in areas that may be complementary to its existing technology platforms.

     Utilize Contract Manufacturers. The Company intends to manufacture its commercial products through contract manufacturers. This strategy is expected to
(i) accelerate the scale-up of manufacturing processes to commercial scale, (ii) reduce initial capital investment, (iii) result in competitive manufacturing costs and (iv) provide access to a wide range of manufacturing technologies.

B-1 RADIOIMMUNOTHERAPY FOR NON-HODGKIN'S LYMPHOMA

     The Company's first product candidate, the B-1 Therapy, is in clinical trials for the treatment of NHL. The Company believes that the B-1 Therapy, if successfully developed, could become the first radioimmunotherapy approved in the United States for the treatment of people with cancer.

  Non-Hodgkin's Lymphoma and Its Current Treatment

     Non-Hodgkin's lymphomas are blood-borne cancers of the immune system, all sharing the common feature of a proliferation of malignant B-cells. According to statistics from the National Cancer Institute, approximately 270,000 people are afflicted with NHL in the United States. More than 52,000 new cases were expected to be diagnosed in 1996. NHL is currently the sixth leading cause of death among cancers in the United States and has the second fastest growing mortality rate.

     NHL is categorized by histology as either low-, intermediate- or high-grade disease. These classifications differ significantly with respect to the speed of disease progression, the pattern of response to and relapse after conventional chemotherapy and the average life expectancy. In the United States, the Company estimates that approximately 140,000 patients have low-grade or transformed low-grade, 100,000 have intermediate-grade and 30,000 have high-grade NHL. Initially, the Company is pursuing clinical development of its B-1 Therapy for the treatment of patients with low-grade and transformed low-grade NHL. Patients with low-grade NHL have a fairly long life expectancy from the time of diagnosis with a median survival of more than six years. While patients with low-grade and transformed low-grade NHL can often achieve one or more remissions with chemotherapy, eventually these patients relapse. Relapsed patients are more difficult to treat as remissions are harder to achieve and, if achieved, last for shorter periods of time as the disease becomes more resistant to chemotherapy and/or transforms to an intermediate- or high-grade histology. Patients ultimately die from the disease or from complications of treatment. Intermediate- and high-grade NHL are more rapidly growing forms of the disease. However, approximately one-half of all intermediate- and high-grade cases can be treated effectively with conventional chemotherapy.

  Description of the B-1 Therapy

     The Company's B-1 Therapy consists of a radioisotope, (131)Iodine ("(131)I"), combined with a monoclonal antibody that recognizes and binds to the CD20 antigen, an antigen commonly expressed on the surface of B-cells primarily during that stage of their life cycle when NHL arises. The B-1 Therapy is administered to patients in a proprietary therapeutic protocol consisting of a single, two-dose regimen. The Company believes that the potential benefits of its B-1 Therapy result from the following four constituent elements:

  Proprietary Protocol

     The B-1 Therapy is administered intravenously in a single, two-dose regimen consisting of an imaging dose, three gamma camera scans and a therapeutic dose. The proprietary protocol is flexible: the timing of the gamma camera scans and of the therapeutic dose can be adjusted to some extent to accommodate the schedules of clinicians and patients. The chart below depicts an example of the B-1 Therapy protocol as proposed for use in the Company's current Phase II/III pivotal trial. The imaging dose consists of 50 mg of B-1 Antibody trace-labeled with 5 millicuries ("mCi") of (131)I. Immediately after the imaging dose, the patient is scanned with a gamma camera to provide an image of the initial distribution of radiolabeled antibody in the patient's body. The patient returns for additional gamma camera scans on the third and eighth days of the therapy to show how much of the radiolabeled antibody is bound to targeted cells and how much has been eliminated from the body at each point in time. This information is used to calculate the correct therapeutic dose to achieve a total body radiation of 75 centigray ("cGy"). The amount of radiolabeled antibody needed to achieve this optimal radiation level ranges from approximately 50 to 180 mCi of (131)I due to wide patient-to-patient variability in the rates at which the antibody is eliminated. Both the imaging dose and the therapeutic dose immediately are preceded by a 450 mg dose of unlabeled B-1 Antibody to improve the targeting of malignant B-cells by the radiolabeled B-1 Antibody. These pre-doses of unlabeled B-1 Antibody serve to protect the spleen, liver and other vital organs from excessive radiation exposure by binding to some of the CD20 antigens on circulating B-cells which naturally accumulate in these organs. Additionally, the patient takes non-radioactive iodine drops orally during the course of the therapy to prevent uptake of (131)I into the thyroid gland.

                   [DIAGRAM OF STEPS OF PROPRIETARY PROTOCOL]

     Relying upon the imaging properties of (131)I to account for critical patient-to-patient variability in the rate at which the antibody is cleared makes it possible to deliver predictably a total body radiation dose that has been determined to maximize therapeutic benefit with manageable side effects and without the need for bone marrow rescue. Because the B-1 Therapy is administered in a single, two-dose regimen and is well tolerated, it is expected to require relatively little patient follow-up and physician intervention. In contrast, chemotherapy requires administration of several cytotoxic agents in repeated cycles of therapy over a six- to eight-month period during which the patient must be monitored carefully and/or treated for side effects. Although patients to date have been kept in the hospital to monitor radiation levels for up to three days following the therapeutic dose, under recently enacted regulations of the Nuclear Regulatory Commission, the Company believes that the B-1 Therapy can be administered primarily on an outpatient basis. However, some hospitals may be required to administer the therapeutic dose on an inpatient basis under their own or under applicable state or local regulations. See "-- Radioactive and Other Hazardous Materials."

  CD20 Antigen

     The CD20 antigen is a highly selective cell surface marker found on B-cells: expression of the CD20 antigen is limited to B-cells, is found on 95% of such cells and occurs on B-cells primarily during that stage of their life cycle when NHL arises. The CD20 antigen is not expressed by stem cells, B-cell progenitor cells or plasma cells; thus, these cells are not targeted by the B-1 Therapy. As a result, while the B-1 Therapy targets and destroys both normal and malignant B-cells, unaffected plasma cells continue to function in the immune system and B-cell populations can be regenerated after therapy by unaffected B-cell progenitor cells.

                      [DIAGRAM OF LIFE-CYCLE OF A B-CELL]

     In addition, the CD20 antigen is neither internalized by the B-cell nor released into circulation after it has been bound to the B-1 Antibody, ensuring that the antibody-radioisotope conjugate will remain in place to destroy the Bcell.

  The B-1 Antibody

     The B-1 Antibody exhibits very high specificity for the CD20 antigen and, because it is a murine sub-class IgG(2)a antibody, is capable of recruiting an immune response to those B-cells to which it binds. Further, the B-1 Antibody directly affects cell function, triggering apoptosis in a portion of the B-cells to which it binds. The use of a murine antibody promotes rapid clearance of unbound radiolabeled antibody from circulation, which reduces radiotoxicity. Due to the impaired state of the NHL patient's immune system and the short course of therapy, the human immune response to the murine antibody ( the "HAMA response") has been minimal to date and has not been a limiting factor in treatment under the protocol.

     The B-1 Antibody used in the Company's B-1 Therapy was generated in 1978 by the Dana-Farber Cancer Institute in collaboration with Coulter Corporation. The B-1 Antibody has been available commercially from Coulter Corporation as a diagnostic reagent since 1982 and is generally accepted as the reference standard for the identification of B-cells. Rights to the antibody for therapeutic applications were transferred to Coulter Pharmaceutical from Coulter Corporation in February 1995.

  (131)Iodine Radioisotope

     The (131)I radioisotope was selected over other radioisotopes for use in the B-1 Therapy because it (i) produces both gamma emissions which permit imaging for dose optimization and compact beta emissions for a concentrated therapeutic effect, (ii) provides additional commercial and clinical benefits based on its relatively long half-life, (iii) has characteristics which reduce the risk of bone marrow damage without sacrificing efficacy and (iv) has long-established medical uses in other cancer treatments.

     Gamma emissions from (131)I permit dose optimization by enabling clinicians to calculate the actual clearance rate of radiolabeled antibody for each patient. Use of the same radioisotope for both the imaging and the therapeutic dose provides assurance that the clearance rates observed in imaging also will apply for the therapeutic dose. Having established the patient's actual clearance rate, the clinician can determine reliably the therapeutic dose which will deliver the optimized level of total body radiation.

     The lower relative energy and short path length of the beta emission of
(131)I concentrate the destructive energy of the radioisotope on the B-cell to which the antibody is bound and, in a so-called bystander effect, on adjacent Bcells in the microscopic clusters of malignant cells which are common to NHL. Moreover, (131)I causes minimal damage to nearby normal tissues in contrast to other radioisotopes that have longer path length beta emissions which extend too far beyond the targeted area.

     The relatively long half-life of (131)I, approximately eight days, permits radiolabeling at a centralized facility to ensure consistent quality, increase the number of clinical sites capable of administering this radioimmunotherapy and reduce overall manufacturing costs. The eight-day half-life also provides the therapeutic advantage of exposing bound malignant cells to radiation over a longer period of time.

     When bound to a B-cell, (131)I's lower relative energy and short path length, together with its relatively long half-life, minimize bone marrow damage while optimizing the therapeutic effect of the radiation. Further, as the B-1 Antibody is metabolized, the released (131)I radioisotope is eliminated rapidly and unlike other radioisotopes does not concentrate naturally in the bone matrix.

     (131)Iodine is an inexpensive radioisotope that has long-established medical uses in other cancer treatments. Hence, medical facilities and clinicians are accustomed to its handling, use and disposal and already have developed the appropriate procedures and facilities for its safe therapeutic application.

  Clinical Results and Development Plan

     The B-1 Therapy was developed in the course of an extended Phase I/II dose escalation clinical trial at the University of Michigan Medical Center which completed patient enrollment in early 1996. This trial was used to develop and refine the proprietary therapeutic protocol, to determine the maximum tolerated dose of total body radiation and to assess the safety and efficacy profile of treatment with the radiolabeled B-1 Antibody in patients representing a full range of NHL histologies. Based on the data generated in this clinical trial, the Company has decided to pursue clinical development of the B-1 Therapy for the treatment of low-grade and transformed low-grade NHL.

  Phase I/II Trial Results

     A total of 59 patients were enrolled in the Phase I/II dose escalation clinical trial. Preliminary data from this clinical trial were first published in August 1993 in the New England Journal of Medicine and updated, interim clinical results were reported in July 1996 in the Journal of Clinical Oncology

                                RELAPSED AND REFRACTORY
                                        PATIENTS                    RELAPSED PATIENTS ONLY            REFRACTORY PATIENTS ONLY
                             ------------------------------     ------------------------------     ------------------------------
 LOW-GRADE AND TRANSFORMED    NO. OF    OVERALL    COMPLETE      NO. OF    OVERALL    COMPLETE      NO. OF    OVERALL    COMPLETE
  LOW-GRADE NHL PATIENTS     PATIENTS   RESPONSE   RESPONSE     PATIENTS   RESPONSE   RESPONSE     PATIENTS   RESPONSE   RESPONSE
---------------------------  --------   --------   --------     --------   --------   --------     --------   --------   --------
- All Patients.............     40        82%        45%           17         94%       64%           23        73%        30%
- Treated Patients Only....     36        86%        50%           14        100%       78%           22        77%        31%
- Treated Patients.........     28        92%        46%            9        100%       66%           19        89%        36%
Excluding Prior BMT
  Recipients

---------------

"Overall response" is the sum of complete and partial responses.

"Complete response" is defined as the disappearance of all detectable disease and all signs and symptoms of the disease. A complete response must be verified by two measurements no less than four weeks apart and by a bone marrow biopsy. A complete response classification also requires that the measurements detect no progression at any disease site and no new sites of disease.

"Partial response" is defined as a 50% or greater reduction in detectable disease, as verified by two measurements no less than four weeks apart. A partial response classification also requires that the measurements detect no progression at any disease site and no new sites of disease.

"Relapsed patients" are patients who have failed previous regimens of chemotherapy but who experienced a response duration that lasted six months or longer after their last treatment regimen.

"Refractory patients" are patients who received two or more previous regimens of chemotherapy and who experienced no response or a response duration that lasted less than six months after their last treatment regimen.

     Of the 59 patients enrolled in this trial, 40 had low-grade or transformed low-grade NHL, which are the histologies the Company is pursuing in its clinical trials. These 40 patients had failed on average more than three prior treatment regimens with chemotherapy. These patients exhibited an 82% overall response rate and a 45% complete response rate. This 40-patient cohort included eight patients who previously had received and failed an autologous bone marrow transplant prior to participation in the clinical trial. The 40 patients in this cohort received total body radiation doses of up to 85 cGy in this dose escalation trial. Of these patients, 17 have been classified as relapsed and 23 as refractory to chemotherapy. The overall response rate in relapsed patients was 94% and the complete response rate was 64%. The overall response rate in refractory patients was 73% and the complete response rate was 30%. Four out of the 40 patients did not receive the therapeutic dose of radiolabeled antibody due to their rapidly deteriorating medical condition or the presence of a HAMA response, which arose prior to May 1993 in the early stages of the Phase I/II dose escalation clinical trial under a non-optimized treatment protocol. Of the 36 patients who received a therapeutic dose, 50% experienced a complete response with an average duration of response of 18.1 months, with a range of two to 44 months as of October 1996. As of such date, nine of these patients were still in complete response.

     On an intent-to-treat basis, which includes all enrolled patients whether treated or not, the 59 enrolled patients achieved an overall response rate of 71% and a complete response rate of 32%. Of the 19 patients who had intermediate- or high-grade NHL, the overall response rate was 47% and the complete response rate was 5%. While response rates in these histologies were encouraging, the Company currently is pursuing clinical development of the B-1 Therapy in low-grade and transformed low-grade NHL patients.

     The B-1 Therapy was generally well tolerated by patients. Dose limiting side effects were hematologic, consisting primarily of reversible declines in blood cell counts. These toxicities were generally mild to moderate, with no patient requiring a bone marrow transplant. Other side effects observed were mild and consisted primarily of temporary flu-like symptoms.

     Results presented are based upon interim data which have been submitted to the FDA, certain portions of which have not yet been published in a peer reviewed publication. No assurance can be given that the Company's future clinical results will be consistent with the results of the Phase I/II dose escalation trial, which was conducted at a single site with a relatively small number of patients per NHL histology and disease stage and had different clinical objectives than the Company's current or planned clinical trials. See "Risk Factors -- Uncertainties Related to Product Development."

  Clinical Development of the B-1 Therapy

     Based on the foregoing results of the Phase I/II clinical trial, the Company is conducting three additional clinical trials to support an application to the FDA for the initial marketing approval of the B-1 Therapy: (i) a pivotal Phase II/III clinical trial for the treatment of patients refractory to chemotherapy, (ii) a Phase II dosimetry validation clinical trial and (iii) a Phase II clinical trial to evaluate the extent to which the therapeutic benefit of the B-1 Therapy is derived from the combination of the B-1 Antibody and the radioisotope, in comparison to the B-1 Antibody alone. To broaden the initial label indication, the Company also has commenced a Phase II clinical trial of its B-1 Therapy in patients newly diagnosed with low-grade NHL and plans to commence a Phase III/IV "post-approval" clinical trial in patients with low-grade or transformed low-grade NHL in first or second relapse.

     Pivotal Phase II/III Clinical Trial. The Company's pivotal Phase II/III clinical trial, which commenced in December 1996, is designed to enroll a total of 60 patients who have low-grade and transformed low-grade NHL, who have proven refractory to chemotherapy and who have not received prior bone marrow transplants. This clinical trial, to be conducted at six to eight clinical sites, is focused on the refractory segment of this NHL population in an effort to qualify for expedited FDA approval of the B-1 Therapy under the Clinton-Kessler Cancer Initiative. Based on this initiative and on guidance from FDA staff, the Company designed this clinical trial with a relatively short posttreatment follow-up period of six months. Because of the limited alternative treatment options for refractory patients, each patient's response to the B-1 Therapy will be measured against his or her own response to the previous regimen of chemotherapy, rather than by comparison to patients in a separate control arm.

     Phase II Dosimetry Validation Clinical Trial. Prior to commencing the pivotal Phase II/III clinical trial, the Company conducted a dosimetry validation clinical trial in a total of 47 patients, designed to demonstrate that the B-1 Therapy's treatment protocol could be implemented consistently at multiple clinical sites. In connection with this clinical trial, the Company also was able to refine its proprietary protocol to streamline the therapeutic dose calculation, establishing that accurate antibody elimination rates could be determined from three gamma camera scans. Based upon interim data from this clinical trial showing consistent implementation of the treatment protocol, the FDA agreed in September 1996 that this clinical trial could be ended. The Company then was able to commence its pivotal Phase II/III clinical trial in December 1996.

     Phase II Unlabeled Versus Labeled Antibody Clinical Trial. In August 1996, the Company commenced a Phase II clinical trial at a single site in 28 patients with relapsed, low-grade NHL. One- half of the patients will receive two 500 mg doses of unlabeled B-1 Antibody eight days apart in a treatment regimen that is parallel to the B-1 Therapy; the other half will receive the B-1 Therapy in a treatment protocol equivalent to that used in the pivotal Phase II/III clinical trial. The objective of this clinical trial is to assess the incremental clinical activity from radiolabeling the B-1 Antibody as compared to the clinical activity of the unlabeled B-1 Antibody alone. Administration of the unlabeled B-1 Antibody has not been designed for use as a stand-alone therapy, nor has the treatment regimen been optimized for such use. The Company is evaluating the possibility of expanding this study to other sites. The Company's objective is to complete enrollment of patients in this clinical trial in the second half of 1997.

     Phase III/IV "Post-Approval" Clinical Trial. To comply with the Clinton-Kessler Cancer Initiative and to broaden the label indication, the Company plans to carry out a randomized, controlled Phase III/IV "post-approval" clinical trial in patients with low-grade or transformed low-grade NHL in first or second relapse. To evaluate the efficacy and safety of the B-1 Therapy versus conventional chemotherapy, the Phase III/IV clinical trial will be conducted with a control arm in which a portion of the patients in the trial will be treated with a further regimen of conventional chemotherapy. The Company currently expects to commence this clinical trial during the second half of 1997.

     Phase II First-Line, Stand-Alone Treatment Clinical Trial. In June 1996, the Company has also commenced a 60-patient Phase II clinical trial at a single site to evaluate the safety and efficacy of the B-1 Therapy as a first-line, stand-alone treatment of patients with newly diagnosed low-grade NHL. This single-arm clinical trial includes a planned interim analysis after 14 patients have been treated. The Company's objective is to complete patient enrollment for this clinical trial by early 1998.

     The ability of the Company to conduct and complete its ongoing and planned clinical trials in a timely manner is subject to a number of uncertainties and risks, including the rate at which patients can be accrued in each clinical trial, the Company's ability to obtain necessary regulatory approvals, the capacity of the Company's contract manufacturers to supply unlabeled and radiolabeled B-1 Antibody as needed for patient treatment and the occurrence of unanticipated adverse events. Any suspension or delay of one or more of such clinical trials could have a material adverse effect on the Company's business, financial condition and results of operation. See "Risk Factors -- Uncertainties Related to Product Development," "-- Government Regulation; No Assurance of Regulatory Approvals," and " -- Dependence on Suppliers; Manufacturing and Scale-up Risk."

  Other Clinical Trials

     The radiolabeled B-1 Antibody has been the subject of other clinical trials to assess the efficacy of using the radiolabeled B-1 Antibody to deliver the high levels of radiation necessary to prepare patients for autologous bone marrow transplants. The conventional preparation for autologous bone marrow transplants is chemotherapy and total body irradiation. These clinical trials were designed to demonstrate improved tolerability, response rate and duration of response.

     The first of two clinical trials conducted at the University of Washington Cancer Center and the Fred Hutchinson Cancer Research Center tested radiolabeled B-1 Antibody as a single agent to prepare patients for an autologous bone marrow transplant by achieving a total body radiation level of up to 570 cGy (over seven times the B-1 Therapy's dose). As reported in The Lancet in August 1995, of the 21 patients receiving the full radiotherapeutic regimen, the overall response rate was 86% and the complete response rate was 73%. High incidences of radiotoxicity-related side effects were reported due to the extreme dosages employed. Interim data from this clinical trial were published in the New England Journal of Medicine in October 1993.

     The second clinical trial, currently ongoing, is designed to test the combination of similarly high doses of radiolabeled B-1 Antibody and standard doses of chemotherapy in preparation for autologous bone marrow transplant. This clinical trial has enrolled 23 patients since its commencement in January 1995. Data from this clinical trial have not yet appeared in a peer reviewed publication.

     The Company intends to commence a dose refinement clinical trial in the second half of 1997 for the combined use of lower doses of radiolabeled B-1 Antibody and standard chemotherapy as preparation for autologous bone marrow transplant.

TAP PRO-DRUG PLATFORM

     The Company's second technology platform, its tumor-activated peptide pro-drug technology, has the potential to broaden significantly the therapeutic window of cytotoxic agents. The TAP pro-drug technology is based upon an understanding of the biochemical mechanisms utilized by cancer cells to metastasize and the identification of a potential means for exploiting these mechanisms and is being developed in collaboration with the Catholique Universite de Louvain, Belgium. TAP pro-drugs are designed to be (i) activated preferentially at the tumor site by enzymes secreted by the tumor, (ii) stable in circulation and in normal tissues and (iii) unable to penetrate normal cells or malignant cells until activated. As a result, relatively larger quantities of cytotoxic agents are expected to reach and enter malignant cells as opposed to normal cells, which could permit a significant increase in maximum tolerated dosages, potentially overcoming drug resistance in cancer cells.

     The Company's lead preclinical pro-drug candidate is a pro-drug version of doxorubicin known as Super-Leu-Dox. Doxorubicin is an off-patent chemotherapeutic drug which currently is used in the treatment of a number of solid tumor cancers, including breast, prostrate, ovarian and soft-tissue sarcoma cancers. Super-Leu-Dox is based on a proprietary peptide of four amino acids (a "tetrapeptide") that can be linked to doxorubicin's active site. In the first step of a two-step activation process, the extracellular tumor enzyme cleaves three amino acids from the tetrapeptide leaving a leucine amino acid-doxorubicin conjugate that is able to penetrate cells. Since this first activation step occurs in the immediate vicinity of tumor cells that are secreting the enzyme, the probability that the cytotoxic drug will enter tumor cells as opposed to normal cells is increased. Moreover, the conjugate remains inactive inside the cell until the remaining leucine is removed from doxorubicin's active site by an intracellular enzyme. Although it is expressed in both normal and tumor cells, this intracellular enzyme is present in tumor cells in concentrations three to five times higher than in normal cells. As a result, the doxorubicin is activated to a greater extent in tumor cells relative to normal cells.

     This two-step activation process is designed to produce a significantly higher ratio of active to inactive doxorubicin in cancer cells relative to normal cells. In in vitro studies of Super-Leu-Dox, researchers have found that the concentration of activated to inactivated doxorubicin in tumor cells was 40 times higher than in normal cells. These results, if confirmed in clinical trials, offer the potential to improve significantly the therapeutic window of doxorubicin. The Company currently plans to complete preclinical development of Super-Leu-Dox during 1997 and to commence clinical trials during early 1998.

     Prior to the licensing of the TAP pro-drug technology by Coulter Pharmaceutical, an earlier generation leucinedoxorubicin conjugate was tested as a stand-alone therapy for the treatment of solid tumors in two separate dose escalation clinical trials in Europe. A total of 59 patients were enrolled in these clinical trials, and patients safely tolerated doses well in excess of those associated with unmodified doxorubicin. Results from these clinical trials, along with data from preclinical studies, will be used by the Company to select the initial indication to pursue in clinical trials of Super-Leu-Dox. Selection of the particular indication or indications to be evaluated in such clinical trials has not been finalized.

     While the Company will focus initially on previously approved chemotherapeutic drugs, it also plans to evaluate TAP pro-drug versions of cytotoxic agents currently considered too toxic to be used in their unmodified forms. The Company believes that the TAP pro-drug technology potentially can be applied to several classes of cytotoxic agents, including the vinca alkaloids, which are used commonly to treat blood-borne malignancies and some solid tumors. The Company also plans to develop and evaluate other peptide structures for possible use in pro-drug versions of cytotoxic agents and other cancer therapeutics.

     Under its agreement with Catholique Universite de Louvain, Belgium, the Company has secured an exclusive license to the intellectual property underlying the program and will pay royalties on sales of licensed products. The agreement also provides for specified minimum payments, including one payment that will be due if the Company should elect to relocate the program outside of Belgium. The amounts of these payments are not material and, in any event, the Company does not intend to relocate the research program.

MANUFACTURING

     The Company intends to utilize contract manufacturers for most of the preclinical and clinical requirements for its potential products and for all of its commercial needs. This strategy is expected to (i) accelerate the scale-up of manufacturing processes to commercial scale, (ii) reduce initial capital investment, (iii) result in competitive manufacturing costs, and (iv) provide access to a wide range of manufacturing technologies. For its clinical trials of the B-1 Therapy, the Company currently is supplying B-1 Antibody to clinical trial sites from an existing, finite inventory of the antibody produced by Coulter Corporation from the B-1 Antibody cell line originally developed by the Dana-Farber Cancer Institute in 1978. Labeling with (131)I currently is performed by radiopharmacies at the individual clinical trial sites.

     Pursuant to a development contract with the Company, a third-party manufacturer, Lonza Biologics plc ("Lonza"), has re-cloned the B-1 Antibody cell line to improve the productivity of the cell line in intermediate-scale production and currently is preparing to supply the B-1 Antibody to meet initial commercial requirements. The Company's contract with Lonza is structured on a staged basis, with specified payments due upon Lonza's satisfactory completion of particular steps in the re-cloning and production scale-up process. Aggregate commitments under this contract are approximately $3.7 million, of which approximately $3.6 million had been incurred and expensed through December 31, 1996. The Company will make purchases of material from Lonza pursuant to purchase orders to be issued from time to time based on the Company's needs. The level of purchases that will be made from Lonza during the course of the program is currently unknown. The Company also anticipates that Lonza may be engaged to conduct some additional development work in support of regulatory filings, the cost of which is currently unknown. To date, Lonza has produced three batches of the B-1 Antibody under GMP conditions. Lonza-produced B-1 Antibody has been tested to confirm biological equivalency to the existing inventory of B-1 Antibody, and in January 1997 the Company received clearance by the FDA to start using Lonza-produced antibody in its clinical trials of the B-1 Therapy.

     While radiolabeling of the B-1 Antibody at the individual trial sites has been sufficient to date to support clinical trials, the Company believes that radiolabeling should be performed at a central site to supply clinics that do not have requisite radiolabeling capability, to ensure consistency and to reduce cost. To this end, the Company has contracted with MDS Nordion International ("Nordion") to develop a process for radiolabeling the B-1 Antibody centrally. This development contract is structured on a cost-plus-a-percentage-of-cost basis and provides a framework for the negotiation of separate facilities and supply agreements. Under this development contract, approximately $700,000 was incurred and expensed through December 31, 1996. This development work is near completion, and the parties are currently negotiating the terms of agreements pursuant to which Nordion will supply radiolabeled B-1 Antibody from the facility being constructed at Nordion. The Company anticipates that radiolabeling services will be procured from Nordion from time to time on a purchase order basis. Levels of purchases that will be made from Nordion during the course of the program are currently unknown. The Company plans to switch to centrally radiolabeled antibody from Nordion in mid-1997, for both completion of clinical trials and commercial supplies. However, before using Nordion-labeled material, an IND supplement must be cleared by the FDA. There can be no assurance that contracts with Nordion will be entered into in a timely manner, if at all, or that the FDA will provide such clearance in a timely manner, if at all, and that clinical trials will not be delayed or disrupted as a result.

     Thus, if the B-1 Therapy is developed successfully and is approved for marketing by the FDA, the Company expects that production for commercialization will consist of (i) production of bulk B-1 Antibody by Lonza, (ii) the filling and labeling of individual product vials with B-1 Antibody by another third-party supplier, and (iii) radiolabeling of B-1 Antibody at Nordion. While the Company plans to develop additional suppliers of these services, it expects to rely on its current suppliers for all or a significant portion of its requirements for the B-1 Therapy for the foreseeable future. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the (131)I radioisotope. Accordingly, any change in the Company's existing or planned contractual relationships with, or interruption in supply from, its third-party suppliers could adversely affect the Company's ability to complete its ongoing clinical trials and to market the B-1 Therapy, if approved. Any such change or interruption would have a material adverse effect on the Company's business, financial condition and results of operators. See "Risk Factors -- Dependence on Suppliers; Manufacturing and Scale-up Risk."

     The Company believes that the products it expects to develop in its TAP pro-drug program can be produced with standard chemical synthesis processes and expects to utilize third parties to meet clinical trial and any commercial requirements for these products. The Company currently intends to produce these products in Belgium in order to take advantage of local government research grants that have been applied for to support the TAP pro-drug program. The Company is in early discussions with potential manufacturers of Super-Leu-Dox, its initial pro-drug product candidate.

MARKETING AND SALES

     The Company intends to market its products in the United States through its own sales force and, where appropriate, in collaboration with marketing partners. This strategy is intended to enable the Company to establish a commercial presence in the cancer therapeutics market with its B-1 Therapy, if approved, and to create the capability to sell other products that it may develop or in-license. The sales force is expected to initially call upon oncologists, hematologists and nuclear medicine physicians in connection with the sale of the Company's B-1 Therapy. The Company initially will focus its sales force on those physicians who treat the largest volume of NHL patients. These physicians generally are concentrated in large metropolitan areas. Because of the characteristics of the B-1 Therapy, the target physician must have access to a facility with radiopharmaceutical and gamma camera scan capabilities. The Company believes such facilities generally are available in large metropolitan areas such that a significant portion of physicians who treat NHL patients will be able to prescribe the B-1 Therapy. The Company intends to distribute its products internationally through marketing partners. The Company has not yet identified or entered into any agreements with any such partners, and there is no assurance that it will be able to do so in a timely manner, if at all. The Company has not yet established a sales and marketing capability in North America, and there is no assurance that it will be able to do so in a timely or cost effective manner, if at all.

     The current purchasers of cancer therapeutics are hospitals, clinics, physicians, pharmacies, large HMOs and state and federal governments. Historically, physicians made treatment decisions and prescribed therapeutics which then were dispensed through the clinic, hospital or pharmacy. However, the United States health care system is undergoing significant changes and the decision-making authority of the physician varies. These changes may make it necessary for the Company to alter its strategy prior to launch of the B-1 Therapy or even after launch and could affect adversely the ability of the Company to generate revenues.

     The Company's ability to market effectively the B-1 Therapy may be affected adversely by a number of factors including physicians' resistance to change from established methods of treatment such as chemotherapy or radiation therapy and the special handling and administration requirements of a radioimmunotherapy. Further, the Company can provide no assurance as to whether its B-1 Therapy will be priced competitively compared to existing methods of treatment such as chemotherapy and radiation therapy. See "Risk Factors -- Uncertainty of Market Acceptance of the B-1 Therapy."

PHARMACEUTICAL PRICING AND REIMBURSEMENT

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Recent initiatives to reduce the federal deficit and to reform health care delivery are increasing cost-containment efforts. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the health care delivery system. Any such proposed or actual changes could cause the Company to limit or eliminate spending on development projects and affect the Company's ultimate profitability. Legislative debate is expected to continue in the future, and market forces are expected to drive reductions of health care costs. The Company cannot predict what impact that adoption of any federal or state health care reform measures or future private sector reforms may have on its business.

     In both domestic and foreign markets, sales of the Company's proposed products will depend in part upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. In addition, other third-party payors increasingly are challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. The Company's B-1 Therapy, as potentially the first radioimmunotherapy for cancer, faces particular uncertainties due to the absence of a comparable, approved therapy to serve as a model for pricing and reimbursement decisions. There can be no assurance that the Company's product candidates will be considered cost effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. Further, there can be no assurance that products can be manufactured on a commercial scale, for a cost that will enable the Company to price its products within reimbursable rates. Legislation and regulations affecting the pricing of pharmaceuticals may change before the Company's proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products. If adequate coverage and reimbursement rates are not provided by the government and third-party payors for the Company's products, the market acceptance of these products would be adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

     The testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of the Company's proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the Food and Drug Administration under the Federal Food, Drug and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, the Company believes that its B-1 Therapy and other immunotherapeutics that it may develop will be regulated by the FDA as biologics and that other products to be developed by the Company, including Super-Leu-Dox and other TAP pro-drugs, are likely to be regulated as drugs.

     The steps required before a drug or biologic may be approved for marketing in the United States generally include (i) preclinical laboratory tests and animal tests, (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence,
(iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) in the case of a biologic, the submission to the FDA of a biologic license application ("BLA"), or in the alternative a Product License Application ("PLA") for the product and an Establishment License Application ("ELA") for the facility at which the product is manufactured, or in the case of a drug, a New Drug Application ("NDA"), (v) FDA review of the BLA (or PLA/ELA) or NDA and (vi) satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with GMP. The testing and approval process requires substantial time, effort and financial resources, and there can be no assurance that any approval will be granted on a timely basis, if at all.

     Preclinical studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of the product. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND, which must become effective before clinical trials may be commenced. The IND automatically will become effective thirty days after receipt by the FDA, unless the FDA before that time raises concerns or questions about the conduct of the trials as outlined in the IND. In such case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

     Clinical trials involve the administration of the investigational products to healthy volunteers or patients under the supervision of a qualified principal investigator. Further, each clinical trial must be reviewed and approved by an independent Institutional Review Board ("IRB") at each institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

     Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the drug is usually tested for safety (adverse effects), dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics. Phase II clinical trials usually involve studies in a limited patient population to (i) evaluate the efficacy of the drug for specific, targeted indications,
(ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. Phase III clinical trials generally further evaluate clinical efficacy and test further for safety within an expanded patient population. Phase IV clinical trials are conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase IV clinical trial requirement. These clinical trials are often referred to as "Phase III/IV post-approval clinical trials." Failure to conduct promptly Phase IV clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

     In the case of products for severe or life-threatening diseases, the initial clinical trials are sometimes done in patients rather than in healthy volunteers. Since these patients are afflicted already with the target disease, it is possible that such clinical trials may provide evidence of efficacy traditionally obtained in Phase II clinical trials. These trials are referred to frequently as Phase I/II trials. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's product candidates. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of the preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of a BLA requesting approval to market the product. Before approving a BLA or NDA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility is in GMP compliance. The FDA may delay a BLA or NDA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require postmarketing testing and surveillance to monitor safety or efficacy of a product. There can be no assurance that FDA approval of any BLA or NDA submitted by the Company will be granted on a timely basis, if at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed.

     The Company also will be subject to a variety of foreign regulations governing clinical trials and sales of its products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval.

  Clinton-Kessler Cancer Initiative

     In March 1996, the FDA announced a new policy intended to accelerate the approval process for cancer therapies addressing disease conditions in which patients have limited treatment options. The Company believes that the B-1 Therapy may qualify for this accelerated approval process and designed its Phase II/III clinical trial of the B-1 Therapy with the objective of securing accelerated approval. Significant uncertainty exists as to the extent to which such initiative will result in accelerated review and approval. Further, the FDA has not made available comprehensive guidelines with respect to this initiative, and it retains considerable discretion in determining eligibility for accelerated review and approval and is not bound by discussions that an applicant may have with FDA staff. Accordingly, the FDA could employ such discretion to deny eligibility of the B-1 Therapy as a candidate for accelerated review or require additional clinical trials or other information before approving the B-1 Therapy. The Company cannot predict the ultimate impact, if any, of the new approval process on the timing or likelihood of FDA approval of its B-1 Therapy or any of its other potential products.

  Orphan Drug Designation

     Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. The Company's B-1 Therapy has received orphan drug designation from the FDA. Although the FDA recently decided to remove NHL from the list of diseases for which orphan drug designation may be obtained, the previous designation of the Company's B-1 Therapy will not be affected. In any event, there can be no assurance that competitors will not receive approval of other, different drugs or biologics for low-grade NHL. Thus, although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that it would provide the Company with a material commercial benefit.

RADIOACTIVE AND OTHER HAZARDOUS MATERIALS

     The manufacturing and use of the Company's B-1 Therapy requires the handling and disposal of (131)I, a radioactive isotope of iodine. The radiolabeling of the B-1 Antibody currently is performed by radiopharmacies at the individual clinical trial sites. These sites must comply with various state and federal regulations regarding the handling and use of radioactive materials. Violation of these state and federal regulations by a clinical trial site could significantly delay completion of such trials. For the continuation of its ongoing clinical trials and for commercial-scale production, the Company plans to rely on a contract manufacturer, Nordion, to radiolabel the B-1 Antibody with
(131)I, initially at a single location in Canada. Although this vendor is experienced in the handling and use of radioactive materials, violation of safety regulations could occur and the risk of accidental contamination or injury cannot be eliminated completely. In the event of any such noncompliance or accident, the supply of radiolabeled B-1 Antibody for use in clinical trials or commercially could be interrupted, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Manufacturing."

     The administration of the B-1 Therapy entails the introduction of radioactive materials into patients. These patients emit radioactivity at levels that pose a safety concern to others around them, especially healthcare workers for whom the cumulative effect of repeated exposure to radioactivity is of particular concern. These concerns are addressed in regulations promulgated by the Nuclear Regulatory Commission, as well as by various state and local governments and individual hospitals. Generally, patients who emit radioactivity above specified levels must be admitted to the hospital, where they can be isolated from others, until radiation falls to acceptable levels. The NRC recently enacted revised regulations that are likely to make it easier for hospitals to treat patients with radioactive materials on an outpatient basis. Under these regulations, the Company believes that its B-1 Therapy could be administered on an outpatient basis in most cases. Although state and local governments often follow the lead of the NRC, there can be no assurance that they will do so or that patients receiving the B-1 Therapy will not have to remain in the hospital for one to three days following administration of the therapeutic dose, adding to the overall cost of the therapy.

     The Company also expects to use hazardous chemicals and radioactive compounds in its ongoing research activities. Although the Company believes that safety procedures for handling and disposing of such materials will comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. The Company could be held liable for any damages that result from such an accident, as well as for unexpected remedial costs and penalties that may result from any violation of applicable regulations, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may incur substantial costs to comply with environmental regulations.

PATENTS AND OTHER INTELLECTUAL PROPERTY

     The Company believes that patent and trade secret protection is important to its business and that its future will depend in part on its ability to maintain its technology licenses, protect its trade secrets, secure additional patents and operate without infringing the proprietary rights of others. The Company currently holds exclusive rights to an issued United States patent and several United States patent applications that relate to therapeutic protocols used in the B-1 Therapy. The Company also holds an exclusive license to patent applications filed worldwide, including the United States, relating to its TAP pro-drug program.

     The pharmaceutical and biotechnology fields are characterized by a large number of patent filings. A substantial number of patents have already been issued to other pharmaceutical and biotechnology companies. Research has been conducted for many years in the monoclonal antibody field by pharmaceutical and biotechnology companies and other organizations. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to those of the Company. Patent applications are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. The Company may not be aware of all of the patents potentially adverse to the Company's interest that may have been issued to other companies, research or academic institutions, or others. No assurances can be given that such patents do not exist, have not been filed, or could not be filed or issued, which contain claims relating to the Company's technology, products or processes.

     To date, no consistent policy has emerged regarding the breadth of claims allowed in pharmaceutical and biotechnology patents. If patents have been or are issued to others containing preclusive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to one or more patents or to develop or obtain alternative technology. The Company is aware of various patents that have been issued to others that pertain to a portion of the Company's prospective business; however, the Company believes that it does not infringe any patents that ultimately would be determined to be valid. There can be no assurance that patents do not exist in the United States or in other foreign countries or that patents will not be issued to third parties that contain preclusive or conflicting claims with respect to the B-1 Therapy or any of the Company's other product candidates or programs. Commercialization of monoclonal antibody-based products may require licensing and/or cross-licensing of one or more patents with other organizations in the field. There can be no assurance that the licenses that might be required for the Company's processes or products would be available on commercially acceptable terms, if at all.

     The Company's breach of an existing license or failure to obtain a license to technology required to commercialize its product candidates may have a material adverse effect on the Company's business, financial condition and results of operations. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties or to cease using such technology.

     The Company also relies on trade secrets to protect its technology, especially where patent protection is not believed to be appropriate or obtainable. The Company protects its proprietary technology and processes, in part, by confidentiality agreements with its employees, consultants, collaborators and certain contractors.

There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets or those of its collaborators or contractors will not otherwise become known or be discovered independently by competitors.

     Patents issued and patent applications filed internationally relating to biologics are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by the Company. Moreover, there is certain subject matter which is patentable in the United States and not generally patentable outside of the United States. Statutory differences in patentable subject matter may limit the protection the Company can obtain on some of its inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. These and/or other issues may prevent the Company from obtaining patent protection outside of the United States which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Rights to use the name "Coulter Pharmaceutical, Inc." are licensed from Coulter Corporation.

COMPETITION

     The pharmaceutical and biotechnology industries are intensely competitive. Any product candidate developed by the Company would compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of products for the treatment of people with cancer. Many of these organizations have financial, technical, manufacturing and marketing resources greater than those of the Company. Several of them have developed or are developing therapies that could be used for treatment of the same diseases targeted by the Company. In March 1997, one competitor known to the Company submitted applications in the U.S. and Europe for approval of a chimeric antibody treatment for NHL. If a competing company were to develop or acquire rights to a more efficient or safer cancer therapy for treatment of the same diseases targeted by the Company, or one which offers significantly lower costs of treatment, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company believes that competition in the development and marketing of new cancer therapies will be based primarily on product efficacy and safety, time to market and price. To the extent the Company's product programs are successful, it also intends to rely to some degree on patents and other intellectual property and orphan drug designations to protect its products from competition.

     The Company believes that its product development programs will be subject to significant competition from companies utilizing alternative technologies as well as to increasing competition from companies that develop and apply technologies similar to the Company's technologies. Other companies may succeed in developing products earlier than the Company, obtaining approvals for such products from the FDA more rapidly than the Company or developing products that are safer and more effective than those under development or proposed to be developed by the Company. There can be no assurance that research and development by others will not render the Company's technology or potential products obsolete or non-competitive or result in treatments superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed technologies.

PRODUCT LIABILITY AND INSURANCE

     The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. The Company has only limited product liability insurance for clinical trials and no commercial product liability insurance. There can be no assurance that the Company will be able to maintain existing insurance or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims brought against the

Company in excess of its insurance coverage, if any, or a product recall could have a material adverse effect upon the Company's business, financial condition and results of operations.

HUMAN RESOURCES

     As of January 21, 1997, the Company had 31 employees, 17 of whom were engaged in product development activities. Fourteen of such employees hold post-graduate degrees, including four with medical degrees and eight with Ph.D.s. The Company's employees are not represented by a collective bargaining agreement. The Company believes its relations with its employees are good.

                                  RISK FACTORS

     IN THIS SECTION, THE COMPANY SUMMARIZES CERTAIN RISKS THAT SHOULD BE CONSIDERED BY STOCKHOLDERS AND PROSPECTIVE INVESTORS IN THE COMPANY. THESE RISKS ARE DISCUSSED IN GREATER DETAIL BELOW, AND ARE DISCUSSED IN CONTEXT IN OTHER SECTIONS OF THIS REPORT.

     Uncertainties Related to Product Development. The Company's product candidates are generally in early stages of development, with only one in clinical trials. The development of safe and effective therapies for the treatment of people with cancer is highly uncertain and subject to numerous risks. Product candidates that may appear to be promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality or may fail to achieve market acceptance.

     The results of initial preclinical and clinical testing of the products under development by the Company are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing. The Company's clinical data gathered to date with respect to its B-1 Therapy are primarily from a Phase I/II dose escalation trial which was designed to develop and refine the therapeutic protocol, to determine the maximum tolerated dose of total body radiation and to assess the safety and efficacy profile of treatment with a radiolabeled antibody. Further, the data from this Phase I/II dose escalation trial were compiled from testing conducted at a single site and with a relatively small number of patients per NHL histology and disease stage. Substantial additional development and clinical testing and investment will be required prior to seeking any regulatory approval for commercialization of this potential product. There can be no assurance that clinical trials of the B-1 Therapy or other product candidates under development will demonstrate the safety and efficacy of such products to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of the B-1 Therapy or any other therapeutic product under development could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company's business, financial condition and results of operations.

     Furthermore, the timing and completion of current and planned clinical trials of the B-1 Therapy, as well as clinical trials of other products, are dependent upon, among other factors, the rate at which patients are enrolled, which is a function of many factors, including the size of the patient population, the proximity of patients to the clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. There can be no assurance that delays in patient enrollment in clinical trials will not occur, and any such delays may result in increased costs, program delays or both, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Early Stage of Development. Since its inception in 1995, the Company has been engaged in the development of drugs and related therapies for the treatment of people with cancer. The Company's product candidates are generally in early stages of development, with only one in clinical trials. No revenues have been generated from product sales or product royalties; and products resulting from the Company's research and development efforts, if any, are not expected to be available commercially for at least the next few years. No assurance can be given that the Company's product development efforts, including clinical trials, will be successful, that required regulatory approvals for the indications being studied can be obtained, that its products can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Government Regulation; No Assurance of Regulatory Approvals. All new drugs and biologics, including the Company's products under development, are subject to extensive and rigorous regulation by the federal government, principally the FDA under the Food, Drug and Cosmetic Act and other laws including, in the case of biologics, the Public Health Services Act, and by state and local governments. Such regulations govern, among other things, the development, testing, manufacture, labeling, storage, premarket clearance or approval, advertising, promotion, sale and distribution of such products. If drug products are marketed abroad, they also are subject to extensive regulation by foreign governments.

     The regulatory process, which includes preclinical studies and clinical trials of each potential product, is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most new drugs and biologics, including the Company's products under development, must be cleared or approved by the FDA. Securing FDA marketing clearances and approvals often requires the submission of extensive preclinical and clinical data and supporting information to the FDA. Product clearances and approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of unforeseen problems following initial marketing. Moreover, regulatory clearances or approvals for products such as new drugs and biologics, even if granted, may include significant limitations on the uses for which such products may be marketed.

     There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of its product candidates, and delays in receipt or failures to receive such clearances or approvals or failures to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Certain material manufacturing changes to new drugs and biologics also are subject to FDA review and clearance or approval. There can be no assurance that any clearances or approvals that are required, once obtained, will not be withdrawn or that compliance with other regulatory requirements can be maintained. Further, failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, fines, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of the FDA to grant premarket clearance or premarket approval of drugs and biologics or to allow the Company to enter into government supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

     Manufacturers of drugs and biologics also are required to comply with the applicable FDA good manufacturing practice ("GMP") regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA, including unannounced inspection, and must be licensed before they can be used in commercial manufacturing of the Company's products. There can be no assurance that the Company or its suppliers will be able to comply with the applicable GMP regulations and other FDA regulatory requirements. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

     An important part of the Company's strategy is to obtain expedited marketing approval for its B-1 Therapy based upon policy changes in the regulatory environment broadly referred to as the Clinton-Kessler Cancer Initiative, announced in March 1996. Significant uncertainty exists as to the extent to which such initiative will result in accelerated review and approval. Further, the FDA has not made available comprehensive guidelines with respect to this initiative, retains considerable discretion to determine eligibility for accelerated review and approval and is not bound by discussions that an applicant may have had with FDA staff. Accordingly, the FDA could employ such discretion to deny eligibility of the B-1 Therapy as a candidate for accelerated review or to require additional clinical trials or other information before approving the B-1 Therapy. A determination that the B-1 Therapy is not eligible for accelerated review or delays and additional expenses associated with generating a response to any such request for additional trials could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Government Regulation."

     Dependence on Suppliers; Manufacturing and Scale-up Risk. The Company has no existing capacity or experience with respect to manufacturing products for large-scale clinical trials or commercial purposes. The Company is supplying the B-1 Antibody to clinical trial sites from an existing, finite inventory produced by Coulter Corporation. To achieve the levels of production necessary to support ongoing clinical trials and for early commercialization of its B-1 Therapy, the Company has contracted with Lonza to produce unlabeled B-1 Antibody for use in clinical trials and intends to enter into a commercial supply agreement. Lonza has limited experience producing the B-1 Antibody on a commercial scale, and there can be no assurance that Lonza will be able to produce the Company's requirements on a timely basis, at commercially reasonable prices or with acceptable quality.

     The Company also has contracted with Nordion to develop a process for radiolabeling the B-1 Antibody with (131)I at a centralized site. Further, the Company is in negotiations with Nordion to establish a centralized radiolabeling facility and to supply radiolabeled B-1 Antibody. Radiolabeling of the B-1 Antibody currently is conducted at individual clinical trial sites, but the Company plans to switch to centrally radiolabeled antibody from Nordion in mid-1997, for both completion of clinical trials and commercial supplies. However, before using Nordion-labeled material, an IND supplement must be cleared by the FDA. There can be no assurance that the FDA will provide such clearance in a timely manner, if at all, and that clinical trials will not be delayed or disrupted as a result. Furthermore, if the B-1 Therapy is approved and is successful in the market, Nordion's initial capacity to radiolabel antibodies would not be sufficient to meet all of the Company's commercial requirements, and additional capacity would have to be developed. There can be no assurance that Nordion would be able to complete any such expansion scale-up in a timely or cost effective manner, if at all, or that the Company could obtain such capacity from others.

     The Company is aware of only a limited number of manufacturers capable of producing the B-1 Antibody in commercial quantities or radiolabeling the antibody with (131)I on a commercial scale. Should either of the Company's existing or planned contractual relationships for production or radiolabeling of the B-1 Antibody cease or be interrupted, or if its existing suppliers are unable to meet the Company's requirements for any reason, there can be no assurance that any additional or alternative third parties could be engaged to carry out said production or radiolabeling on a timely basis or on commercially acceptable terms, if at all. To establish and qualify a new facility to centrally radiolabel antibodies could take as long as two years. Further, radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the (131)I radioisotope. Accordingly, any change in the Company's existing contractual relationships with, or interruption in supply from, its producer of unlabeled antibody or its radiolabeler could affect adversely the Company's ability to complete its ongoing clinical trials and to market the B-1 Therapy, if approved. Any such change or interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

     Third-party manufacturers must comply with GMP regulations prescribed by the FDA and other standards prescribed by various federal, state and local regulatory agencies in the United States and any other relevant country. Failure to comply with these regulations could have a material adverse effect on the Company's business, financial condition and results of operations. See
"-- Government Regulation; No Assurance of Regulatory Approvals" and
"Business -- Government Regulation."

     Future Capital Needs; Uncertainty of Additional Funding. The Company's operations to date have consumed substantial and increasing amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's technology and potential products will require a commitment of substantial funds. The Company expects that its existing capital resources, including the net proceeds of its initial public offering completed in January 1997 and interest thereon, will be adequate to satisfy the requirements of its current and planned operations through 1998. However, the rate at which the Company expends its resources is variable, may be accelerated and will depend on many factors, including the scope and results of preclinical studies and clinical trials, continued progress of the Company's research and development of product candidates, the cost, timing and outcome of regulatory approvals, the expenses of establishing a sales and marketing force, the timing and cost of establishment or procurement of requisite production, radiolabeling and other manufacturing capacities, the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, the acquisition of technology licenses, the status of competitive products and the availability of other financing.

     The Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through public or private equity or debt financings from time to time, as market conditions permit. There can be no assurance that additional financing will be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Uncertainty of Market Acceptance of the B-1 Therapy. Even if the Company's product candidates are approved for marketing by the FDA and other regulatory authorities, there can be no assurance that the Company's products will be commercially successful. If the Company's most advanced product candidate, the B-1 Therapy, is approved, it would represent a significant departure from currently approved methods of treatment for NHL and would require the handling of radioactive materials. Accordingly, the B-1 Therapy may experience under-utilization by oncologists and hematologists who are unfamiliar with the application of the B-1 Therapy in the treatment of NHL. Further, oncologists and hematologists are not typically licensed to administer radioimmunotherapies such as the Company's B-1 Therapy and will need to engage a nuclear medicine physician or receive specialty training to administer the B-1 Therapy. Market acceptance of the B-1 Therapy also could be affected adversely if recently enacted regulations of the Nuclear Regulatory Commission are not interpreted in a manner to permit the B-1 Therapy to be administered on an outpatient basis in most cases as is currently contemplated by the Company. Furthermore, market acceptance could be affected adversely because some hospitals may be required to administer the therapeutic dose of the B-1 Therapy on an inpatient basis under applicable state or local or individual hospital regulations. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in this case chemotherapy. Market acceptance also could be affected by the availability of thirdparty reimbursement. Failure of the B-1 Therapy to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See
"-- Uncertainty Related to Health Care Reform and Third-Party Reimbursement," "-- Hazardous and Radioactive Materials," and "Business -- Radioactive and Other Hazardous Materials."

     Absence of Commercialization Resources and Experience. The Company intends to sell its products in the United States through a direct sales force and, where appropriate, in collaboration with marketing partners, and internationally through marketing partners. The Company currently does not possess the resources and experience necessary to commercialize any of its product candidates. If and when the FDA approves the Company's B-1 Therapy, the Company's ability to market the product will be contingent upon recruitment, training and deployment of a sales and marketing force. Development of an effective sales force will require significant financial resources and time. There can be no assurance that the Company will be able to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for the Company's B-1 Therapy or other product candidates. The Company has no arrangements for the international distribution of its B-1 Therapy, and there can be no assurance that the Company will be able to enter into any such arrangements in a timely manner or on commercially favorable terms, if at all. See "Business -- Marketing and Sales."

     Dependence Upon Proprietary Technology; Uncertainty of Patents and Proprietary Technology. The pharmaceutical and biotechnology fields are characterized by a large number of patent filings. A substantial number of patents have already been issued to other pharmaceutical and biotechnology companies. Research has been conducted for many years in the monoclonal antibody field by pharmaceutical and biotechnology companies and other organizations. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to those of the Company. Patent applications are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. The Company may not be aware of all of the patents potentially adverse to the Company's interests that may have been issued to other companies, research or academic institutions, or others. No assurance can be given that such patents do not exist, have not been filed, or could not be filed or issued, which contain claims relating to the Company's technology, products or processes.

     To date, no consistent policy has emerged regarding the breadth of claims allowed in pharmaceutical and biotechnology patents. If patents have been or are issued to others containing preclusive or conflicting claims and such claims are determined ultimately to be valid, the Company may be required to obtain licenses to one or more of such patents or to develop or obtain alternative technology. The Company is aware of various patents that have been issued to others that pertain to a portion of the Company's prospective business; however, the Company believes that it does not infringe any patents that ultimately would be determined to be valid. There can be no assurance that patents do not exist in the United States or in other foreign countries or that patents will not be issued to third parties that contain preclusive or conflicting claims with respect to the B-1 Therapy or any of the Company's other product candidates or programs. Commercialization of monoclonal antibody-based products may require licensing and/or cross-licensing of one or more patents with other organizations in the field. There can be no assurance that the licenses that might be required for the Company's processes or products would be available on commercially acceptable terms, if at all.

     The Company's breach of an existing license or failure to obtain a license to technology required to commercialize its product candidates may have a material adverse effect on the Company's business, financial condition and results of operations. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties or to cease using such technology.

     The Company also relies on trade secrets to protect its technology, especially where patent protection is not believed to be appropriate or obtainable. The Company protects its proprietary technology and processes, in part, by confidentiality agreements with its employees, consultants, collaborators and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets or those of its collaborators or contractors will not otherwise become known or be discovered independently by competitors.

     Patents issued and patent applications filed internationally relating to biologics are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by the Company. Moreover, there is certain subject matter which is patentable in the United States and not generally patentable outside of the United States. Statutory differences in patentable subject matter may limit the protection the Company can obtain on some of its inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. These and/or other issues may prevent the Company from obtaining patent protection outside of the United States which would have a material adverse effect on the Company's business, financial condition and results of operations. See
"Business -- Patents and Other Intellectual Property."

     History of Operating Losses; Anticipated Future Losses. The Company has a limited history of operations and has experienced significant losses since inception. As of December 31, 1996, the Company's accumulated deficit was approximately $18.3 million. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. All of the Company's product candidates are in development in preclinical studies and clinical trials, and no revenues have been generated from product sales. To achieve and sustain profitable operations, the Company, alone or with others, must develop successfully, obtain regulatory approval for, manufacture, introduce, market and sell its products. The time frame necessary to achieve market success is long and uncertain. The Company does not expect to generate product revenues for at least the next few years. There can be no assurance that the Company will ever generate sufficient product revenues to become profitable or to sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Highly Competitive Industry; Risk of Technological Obsolescence. The pharmaceutical and biotechnology industries are intensely competitive. Any product candidate developed by the Company would compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of products for the treatment of people with cancer. Many of these organizations have financial, technical, manufacturing and marketing resources greater than those of the Company. Several of them may have developed or are developing therapies that could be used for treatment of the same diseases targeted by the Company. In March 1997, one competitor known to the Company submitted applications for U.S. and European marketing approval of a chimeric antibody treatment for NHL. If a competing company were to develop or acquire rights to a more efficacious or safer cancer therapy for treatment of the same diseases targeted by the Company, or one which offers significantly lower costs of treatment, the Company's business, financial condition and results of operations could be materially adversely affected. The Company believes that its product development programs will be subject to significant competition from companies utilizing alternative technologies as well as to increasing competition from companies that develop and apply technologies similar to the Company's technologies. Other companies may succeed in developing products earlier than the Company, obtaining approvals for such products from the FDA more rapidly than the Company or developing products that are safer and more effective than those under development or proposed to be developed by the Company. There can be no assurance that research and development by others will not render the Company's technology or product candidates obsolete or non-competitive or result in treatments superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed technologies. See "Business -- Competition."

     Dependence on Management and Other Key Personnel. The Company is dependent upon a limited number of key management and technical personnel. The loss of the services of one or more of such key employees could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's success will be dependent upon its ability to attract and retain additional highly qualified sales, management, manufacturing and research and development personnel. The Company faces intense competition in its recruiting activities, and there can be no assurance that the Company will be able to attract and/or retain qualified personnel.

     Exposure to Product Liability. The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. The Company has only limited product liability insurance for clinical trials and no commercial product liability insurance. There can be no assurance that the Company will be able to maintain existing insurance or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims brought against the Company in excess of its insurance coverage, if any, or a product recall could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business -- Product Liability and Insurance."

     Uncertainty Related to Health Care Reform and Third-Party
Reimbursement. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Recent initiatives to reduce the federal deficit and to reform health care delivery are increasing cost-containment efforts. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the health care delivery system. Any such proposed or actual changes could cause the Company to limit or eliminate spending on development projects and affect the Company's ultimate profitability. Legislative debate is expected to continue in the future, and market forces are expected to drive reductions of health care costs. The Company cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reforms may have on its business.

     In both domestic and foreign markets, sales of the Company's proposed products will depend in part upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. The Company's B-1 Therapy, as potentially the first radioimmunotherapy for cancer, faces particular uncertainties due to the absence of a comparable, approved therapy to serve as a model for pricing and reimbursement decisions. Further, if the B-1 Therapy is not administered in most cases on an outpatient basis, as is contemplated currently by the Company, the projected cost of the therapy will be higher than anticipated. In addition, there can be no assurance that products can be manufactured on a commercial scale for a cost that will enable the Company to price its products within reimbursable rates. Consequently, there can be no assurance that the Company's product candidates will be considered cost effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. If adequate coverage and reimbursement rates are not provided by the government and third-party payors for the Company's products, the market acceptance of these products could be adversely affected, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Pharmaceutical Pricing and Reimbursement."

     Hazardous and Radioactive Materials. The manufacturing and use of the Company's B-1 Therapy requires the handling and disposal of (131)I, a radioactive isotope of iodine. The radiolabeling of the B-1 Antibody currently is performed by radiopharmacies at the individual clinical trial sites. These sites must comply with various state and federal regulations regarding the handling and use of radioactive materials. Violation of these state and federal regulations by a clinical trial site could delay significantly completion of such trials. For the continuation of its ongoing clinical trials and for commercial-scale production, the Company plans to rely on a contract manufacturer, Nordion, to radiolabel the B-1 Antibody with (131)I, initially at a single location in Canada. Violations of safety regulations could occur with this manufacturer, and, therefore, there is a risk of accidental contamination or injury. In the event of any such noncompliance or accident, the supply of radiolabeled B-1 Antibody for use in clinical trials or commercially could be interrupted, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also expects to use hazardous chemicals and radioactive compounds in its ongoing research activities. The Company could be held liable for any damages that result from such an accident, contamination or injury from the handling and disposal of these materials, as well as for unexpected remedial costs and penalties that may result from any violation of applicable regulations, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may incur substantial costs to comply with environmental regulations. See "Business -- Radioactive and Other Hazardous Materials."

     Adverse Impact of Possible Issuances of Preferred Stock; Anti-Takeover Effect of Certain Charter and Bylaw Provisions. As of the completion of the Company's initial public offering in January 1997, the Board of Directors has the authority to issue up to 3,000,000 shares of Preferred Stock and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could affect adversely the voting power of holders of Common Stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. Additionally, the issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may affect adversely the market price of and the voting and other rights of the holders of the Common Stock. In addition, the Company's Bylaws provide that special meetings of stockholders may be called only by the Chairman of the Board of Directors, the Chief Executive Officer or the Board of Directors pursuant to a resolution approved by a majority of the Board of Directors. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. These provisions, along with certain provisions of California law applicable to the Company, could have the effect of discouraging certain attempts to acquire the Company which could deprive the Company's stockholders of the opportunity to sell their shares of Common Stock at prices higher than prevailing market prices.

ITEM 2. PROPERTIES

     The Company currently leases approximately 9,000 square feet of office space located in Palo Alto, California, under a short-term lease agreement. Management is looking currently for a larger facility and expects to relocate during 1998.

ITEM 3. LEGAL PROCEEDINGS

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not Applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

     The Company's Common Stock is traded on The Nasdaq National Market under the symbol "CLTR." Trading of the Company's Common Stock commenced on January 28, 1997, following effectiveness of its initial public offering. The Company's Common Stock was not publicly traded during 1995 or 1996, hence data with respect to high and low sales prices is not available. As of January 31, 1997, the Company had approximately 143 holders of record of its Common Stock.

     The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data as of December 31, 1993, 1994, 1995 and 1996 and for each of the two years in the period ended December 31, 1994, the periods from January 1, 1995 to February 15, 1995 and from inception (February 16, 1995) to December 31, 1995, for the year ended December 31, 1996, and for the period from inception (February 16, 1995) to December 31, 1996 are derived from the Consolidated Financial Statements of Coulter Pharmaceutical, Inc. and the Financial Statements of the Antibody Therapeutics Business Operations of Coulter Corporation that have been audited by Ernst & Young LLP, independent auditors, and which are included elsewhere in this Report. The statement of operations data for the year ended December 31, 1992 are derived from unaudited financial statements of the Antibody Therapeutics Business Operations of Coulter Corporation not included herein which, in the opinion of management of Coulter Corporation, reflect all adjustments, consisting only of normal recurring adjustments, that Coulter Corporation considers necessary for a fair presentation of the results of operations for that period.

                                                                  FULL YEAR 1995
                                                                -------------------
                                          ANTIBODY THERAPEUTICS
                                           BUSINESS OPERATIONS                        COMPANY
                                         OF COULTER CORPORATION           --------------------------------
                                  -------------------------------------   INCEPTION              INCEPTION
                                                                JAN 1,    (FEB 16,      YEAR     (FEB 16,
                                    YEAR ENDED DECEMBER 31,     1995 TO   1995) TO     ENDED     1995) TO
                                  ---------------------------   FEB 15,    DEC 31,    DEC 31,     DEC 31,
                                   1992      1993      1994      1995       1995        1996       1996
                                  -------   -------   -------   -------   ---------   --------   ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Operating expenses:
  Research and development....... $ 1,574   $ 1,838   $ 2,798    $ 200     $  2,539   $ 13,681   $  16,220
  General and administrative.....     127       178       288       36          581      2,409       2,990
                                  -------   -------   -------    -----      -------   --------    --------
     Total operating expenses....   1,701     2,016     3,086      236        3,120     16,090      19,210
  Interest income................      --        --        --       --          127        752         879
                                  -------   -------   -------    -----      -------   --------    --------
  Net loss....................... $(1,701)  $(2,016)  $(3,086)   $(236)    $ (2,993)  $(15,338)  $ (18,331)
                                  =======   =======   =======    =====      =======   ========    ========
  Pro forma net loss per share...                                          $  (0.44)  $  (2.03)
                                                                            =======   ========
  Shares used in computing pro
     forma net loss per share....                                             6,798      7,557
                                                                            =======   ========

                                                 ANTIBODY THERAPEUTICS
                                                 BUSINESS OPERATIONS OF
                                                  COULTER CORPORATION                COMPANY
                                                 ----------------------       ----------------------
                                                 DEC 31,       DEC 31,        DEC 31,       DEC 31,
                                                  1993           1994          1995           1996
                                                 -------       --------       -------       --------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
     investments................................  $  --         $   --        $ 3,438       $ 16,443
  Working capital (deficit).....................   (124)           (50)         2,878         10,737
  Total assets..................................    109            135          3,628         18,321
  Deficit accumulated during the development
     stage......................................     --             --         (2,993)       (18,331)
  Total stockholders' equity....................     --             --          2,997         10,546
  Coulter Corporation's net investment..........    (15)            85             --             --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Coulter Pharmaceutical is engaged in the development of novel drugs and therapies for the treatment of people with cancer. The Company's first product candidate, the B-1 Therapy, is based upon the antibody therapeutics program which originated in the late 1970s at Coulter Corporation. Coulter Corporation conducted research and development on the potential therapeutic applications of the B-1 Antibody as part of a broader antibody therapeutics program. To accelerate the pace of development of the B-1 Therapy and to obtain external sources of capital for the program, Coulter Corporation decided to create a separate Company into which it placed its conjugated antibody therapeutics assets. Thus, in February 1995, Coulter Pharmaceutical was incorporated and acquired worldwide rights to the B-1 Therapy and related intellectual property, know-how and other assets from Coulter Corporation.

     To date, the Company has devoted substantially all of its resources to its research and development programs. No revenues have been generated from product sales, and products resulting from the Company's research and development efforts, if any, are not expected to be available commercially for at least the next few years. The Company has a limited history of operations and has experienced significant operating losses to date. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, manufacture and commercialize its products or ever achieve or sustain product revenues or profitability. As of December 31, 1996, the Company's accumulated deficit during the development stage was approximately $18.3 million.

RESULTS OF OPERATIONS

     The following table consists of operating data for the year ended December 1994 for the Antibody Therapeutics Business Operations of Coulter Corporation and for the year ended December 31, 1996 for the Company. For the fiscal year December 31, 1995, the table combines data for the Antibody Therapeutics Business Operations of Coulter Corporation (for the period January 1, 1995 to February 15, 1995) and the Company (for the period from February 16, 1995 to December 31, 1995) in order to facilitate management's discussion of financial results. Certain costs and expenses presented in the statements of operations of the Antibody Therapeutics Business Operations of Coulter Corporation represent allocations and Coulter Corporation's management's estimates. As a result, the statements of operations presented for periods prior to February 16, 1995 are not strictly comparable to those of subsequent periods and may not be indicative of the results of operations that would have been achieved had the Antibody Therapeutics Business Operations of Coulter Corporation operated as a non-affiliated entity during such period.

                                          ANTIBODY THERAPEUTICS
                                          BUSINESS OPERATIONS OF
                                           COULTER CORPORATION           COMBINED               COMPANY
                                          ----------------------     -----------------     -----------------
                                                YEAR ENDED              YEAR ENDED            YEAR ENDED
                                            DECEMBER 31, 1994        DECEMBER 31, 1995     DECEMBER 31, 1996
                                          ----------------------     -----------------     -----------------
Operating expenses:
  Research and development..............         $  2,798                 $ 2,739              $  13,681
  General and administrative............              288                     617                  2,409
                                                 --------                --------              ---------
Total operating expenses................            3,086                   3,356                 16,090
Interest income.........................               --                     127                    752
                                                 --------                --------              ---------
Net loss................................         $ (3,086)                $(3,229)             $ (15,338)
                                                 ========                ========              =========

COMPARISON OF YEAR ENDED DECEMBER 31, 1996, THE COMBINED YEAR ENDED DECEMBER 31, 1995 AND THE ANTIBODY THERAPEUTICS BUSINESS OPERATIONS OF COULTER CORPORATION FOR THE YEAR ENDED DECEMBER 31, 1994.

     Operating Expenses. Research and development expenses were $13.7 million for the year ended December 31, 1996, compared to $2.7 million for the combined year ended December 31, 1995 and $2.8 million for the year ended December 31, 1994. The $11.0 million increase from the combined year ended December 31, 1995 to the year ended December 31, 1996 was due primarily to increases in staffing and expenditures associated with the development of the B-1 Therapy, including costs of clinical trials and manufacturing expenses. These manufacturing expenses included certain expenses associated with scaled-up production of monoclonal antibodies and the establishment of a centralized radiolabeling capability. The $0.1 million decrease in expenses from the year ended December 31, 1994 to the combined year ended December 31, 1995 was due primarily to the net effect of decreased expenses resulting from the elimination of payments to the Dana-Farber Cancer Institute for prepaid royalties and sponsored research, primarily offset by increases in staffing and in expenditures associated with the development of the B-1 Therapy, including costs of clinical trials and manufacturing expenses. The Company expects its research and development expenses to grow in 1997, reflecting anticipated increased costs related to additions to staffing, preclinical studies, clinical trials and manufacturing.

     General and administrative expenses were $2.4 million for the year ended December 31, 1996, compared to $0.6 million for the combined year ended December 31, 1995 and $0.3 million for the year ended December 31, 1994. The $1.8 million increase from the combined year ended December 31, 1995 to the year ended December 31, 1996 was incurred to support the Company's facilities expansion, increased research and development efforts, and related legal and patent activities. The $0.3 million increase in expenses from the year ended December 31, 1994 to the combined year ended December 31, 1995 primarily represents expenses associated with the formation of the Company and investment in infrastructure. The Company expects its general and administrative expenses to continue to increase in 1997, in support of its increased research and development, patent and corporate development activities, as well as increasing commercialization efforts in anticipation of potential product sales.

     Interest Income. Interest income was $0.8 million for the year ended December 31, 1996, compared to $0.1 million for the combined year ended December 31, 1995 and none for the year ended December 31, 1994. The Company first recorded interest income in the combined year ended December 31, 1995 which resulted from investment of the net proceeds from the sale of the Company's Preferred Stock in 1995. The $0.7 million increase from the combined year ended December 31, 1995 to the year ended December 31, 1996 was due to higher average cash, cash equivalent and short-term investment balances as a result of Company's sale of Preferred Stock in August 1995 and April 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception through December 31, 1996, the Company has financed its operations primarily through private placements of equity securities totaling $28.4 million. In December 1996, the Company entered into a $3.8 million equipment financing agreement, $2.0 million of which is available at December 31, 1996.

     Cash, cash equivalents and short-term investments totaled $16.4 million at December 31, 1996. In January 1997, the Company completed its initial public offering of 2,500,000 shares of common stock at a price to the public of $12.00 per share, resulting in net proceeds to the Company of approximately $27.9 million. Also in January 1997, the Company received an additional $3.1 million from the exercise of warrants to purchase 385,315 shares of its common stock. In February 1997, the Company received an additional $4.2 million from the sale of 375,000 shares of its common stock pursuant to the exercise of the underwriters' over-allotment option in connection with its initial public offering.

     The negative cash flow from operations results primarily from the Companies net operating losses and is expected to continue and to accelerate in the foreseeable future. The Company expects to incur substantial and increasing research and development expenses, including expenses related to additions to personnel, preclinical studies, clinical trials, manufacturing and commercialization efforts. The Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through public or private equity or debt financings from time to time, as market conditions permit. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

     Net cash used in operations was $10.4 million for the year ended December 31, 1996, compared to $2.6 million for the combined year ended December 31, 1995. This increase is primarily the result of the increased net loss for the period ended December 31, 1996, partially offset by an increase in accrued liabilities. Net cash used in investing activities increased to $8.4 million for the year ended December 31, 1996 from $0.1 million for the combined year ended December 31, 1995 primarily resulting from the purchase of $8.6 million in short-term investments using a portion of the proceeds of the Company's sale of Preferred Stock in April 1996. The Company's capital expenditures increased to $0.9 million for the year ended December 31, 1996 from $0.1 million for the combined year ended December 31, 1995, primarily representing investment in equipment associated with the centralized radiolabeling capability. Net cash provided by financing activities increased to $24.3 million for the year ended December 31, 1996 from $6.2 million for the combined year ended December 31, 1995, resulting primarily from the sale of the Company's Preferred Stock in April 1996.

     The Company expects that its existing capital resources, including the net proceeds of its initial public offering and interest thereon, will be adequate to satisfy the requirements of its current and planned operations through 1998. At December 31, 1996, the Company had no material commitments for capital expenditures. Moreover, the Company is not at present considering making any such commitments. The Company's future capital requirements will depend on a number of factors, including: the scope and results of preclinical studies and clinical trials; continued progress of the Company's research and development of potential products; the cost, timing and outcome of regulatory approvals; the expenses of establishing a sales and marketing force; the timing and cost of establishment or procurement of requisite production, radiolabeling and other capacities; the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; the need to acquire licenses to new technology; the status of competitive products; and the availability of other financing.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Coulter Pharmaceutical, Inc.

     We have audited the accompanying consolidated balance sheets of Coulter Pharmaceutical, Inc. (a development stage company) (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of operations and cash flows for the periods from inception (February 16, 1995) to December 31, 1995 and 1996 and for the year ended December 31, 1996 and the related consolidated statement of stockholders' equity for the period from inception (February 16, 1995) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coulter Pharmaceutical, Inc. at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for the periods from inception (February 16, 1995) to December 31, 1995 and 1996 and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Palo Alto, California
February 2, 1997

ITEM 8.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1995             1996
                                                                     ------------     ------------
Current assets:
  Cash and cash equivalents........................................    $  3,438         $  8,826
  Short-term investments...........................................          --            7,617
  Prepaid expenses and other current assets........................          40              499
  Current portion of employee loans receivable.....................          31               35
                                                                        -------        ---------
     Total current assets..........................................       3,509           16,977
Property and equipment, net........................................          93              924
Other assets.......................................................          26              149
Employee loans receivable..........................................          --              271
                                                                        -------        ---------
                                                                       $  3,628         $ 18,321
                                                                        =======        =========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................    $    341         $  1,490
  Payable to Coulter Corporation...................................          25              111
  Accrued liabilities..............................................         265            4,330
  Current portion of equipment financing obligations...............          --              309
                                                                        -------        ---------
     Total current liabilities.....................................         631            6,240
  Non current portion of equipment financing obligations and
     debt..........................................................          --            1,535
Commitments
Stockholders' equity:
  Preferred stock, issuable in series, $.001 par value:
     20,000,000 shares authorized; 9,833,333 and 19,797,940 shares issued and outstanding at December 31, 1995 and 1996,
     respectively; at amounts paid in; aggregate liquidation
     preference of $33,420 at December 31, 1996....................       5,989           28,355
  Common stock, $.001 par value: 25,000,000 shares authorized;
     2,059 and 437,612 shares issued and outstanding at December
     31, 1995 and 1996, respectively...............................          --                1
  Additional paid-in capital.......................................           1            2,488
  Net unrealized loss on securities available-for-sale.............          --               (3)
  Deferred compensation............................................          --           (1,964)
  Deficit accumulated during the development stage.................      (2,993)         (18,331)
                                                                        -------        ---------
     Total stockholders' equity....................................       2,997           10,546
                                                                        -------        ---------
                                                                       $  3,628         $ 18,321
                                                                        =======        =========

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FOR THE PERIOD                      FOR THE PERIOD
                                                      FROM INCEPTION                      FROM INCEPTION
                                                      (FEBRUARY 16,                       (FEBRUARY 16,
                                                         1995) TO         YEAR ENDED         1995) TO
                                                       DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                           1995              1996              1996
                                                      --------------     ------------     --------------
Operating expenses:
  Research and development..........................     $  2,539          $ 13,681          $ 16,220
  General and administrative........................          581             2,409             2,990
                                                          -------          --------          --------
     Total operating expenses.......................        3,120            16,090            19,210
Interest income.....................................          127               752               879
                                                          -------          --------          --------
Net loss............................................     $ (2,993)         $(15,338)         $(18,331)
                                                          =======          ========          ========
Pro forma net loss per share........................     $  (0.44)         $  (2.03)
                                                          -------          --------
Shares used in computing pro forma net loss per
  share.............................................        6,798             7,557
                                                          =======          ========

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           NET                          DEFICIT
                  CONVERTIBLE                                        UNREALIZED LOSS                  ACCUMULATED
                PREFERRED STOCK        COMMON STOCK     ADDITIONAL    ON SECURITIES                   DURING THE        TOTAL
              --------------------   ----------------    PAID-IN     AVAILABLE-FOR-      DEFERRED     DEVELOPMENT   STOCKHOLDERS'
                SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL          SALE         COMPENSATION      STAGE         EQUITY
              ----------   -------   -------   ------   ----------   ---------------   ------------   -----------   -------------
Issuance of
  Series A
 convertible
  preferred
  stock to
  founders
  at $1.00
  per share
  for cash
  and
  technology
  in
  February
  1995......   7,500,000   $ 2,500        --    $ --      $   --           $--           $     --      $      --       $ 2,500
Issuance of
  Series B
 convertible
  preferred
  stock to a
  founder at
  $1.50 per
  share for
  cash in
  August and
  October
  1995, less
  issuance
  costs of
  $11.......   2,333,333     3,489        --      --          --            --                 --             --         3,489
Exercise of
  common
  stock
  options by
  a
  consultant
  at $0.30
  per share
  for cash
  in
  November
  1995......          --        --     2,059      --           1            --                 --             --             1
Net loss....          --        --        --      --          --            --                 --         (2,993)       (2,993)
              ----------   -------   -------   ------     ------           ---            -------        -------       -------
Balances at
  December
  31,
  1995......   9,833,333     5,989     2,059      --           1            --                 --         (2,993)        2,997
Issuance of
  Series C
 convertible
  preferred
  stock and
  warrants
  for
  498,705
  shares of
  common
  stock to
  investors
  at $2.25
  per share
  for cash
  in April
  1996, less
  issuance
  costs of
  $55.......   9,964,607    22,366        --      --          --            --                 --             --        22,366
Issuance of
  common
  stock to a
 prospective
  officer at
  $0.45 per
  share for
  cash in
  March
  1996......          --        --   400,000       1         179            --                 --             --           180
Issuance of
  common
  stock
  pursuant
  to stock
  option
exercises...          --        --    35,553      --          14            --                 --             --            14
Unrealized
  loss on
  securities
  available-
  for-sale,
  net.......          --        --        --      --          --            (3)                --             --            (3)
Deferred
compensation
  related to
  grants of
  certain
  stock
  options...          --        --        --      --       2,294            --             (2,294)            --            --
Amortization
  of
  deferred
  compensation..         --      --       --      --          --            --                330             --           330
Net loss....          --        --        --      --          --            --                 --        (15,338)       15,338
              ----------   -------   -------   ------     ------           ---            -------        -------       -------
Balances at
  December
  31,
  1996......  19,797,940   $28,355   437,612    $  1      $2,488           $(3)          $ (1,964)     $ (18,331)      $10,546
              ==========   =======   =======   ======     ======           ===            =======        =======       =======

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                               FOR THE PERIOD FROM                       FOR THE PERIOD FROM
                                                    INCEPTION                                 INCEPTION
                                               (FEBRUARY 16, 1995)      YEAR ENDED       (FEBRUARY 16, 1995)
                                                 TO DECEMBER 31,       DECEMBER 31,        TO DECEMBER 31,
                                                      1995                 1996                 1996
                                               -------------------   -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.....................................        $(2,993)             $(15,338)            $(18,331)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization..............             15                   49                   64
  Amortization of deferred compensation......             --                  330                  330
Changes in operating assets and liabilities:
  Prepaid expenses and other current
     assets..................................            (40)                (459)                (499)
  Employee loans receivable..................            (31)                (275)                (306)
  Other assets...............................            (29)                (123)                (152)
  Accounts payable...........................            341                1,149                1,490
  Payable to Coulter Corporation.............             25                   86                  111
  Accrued liabilities........................            265                4,152                4,417
                                                    --------             --------             --------
Net cash used in operating activities........         (2,447)             (10,429)             (12,876)
                                                    --------             --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments..........             --               (8,609)              (8,609)
Maturities of short-term investments.........             --                  986                  986
Purchases of property and equipment..........           (105)                (876)                (981)
                                                    --------             --------             --------
Net cash used in investing activities........           (105)              (8,499)              (8,604)
                                                    --------             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of equipment financings
  obligations................................                                 (44)                 (44)
Borrowings under equipment lease financing
  and debt facility..........................             --                1,800                1,800
Proceeds from issuances of convertible
  preferred stock, net.......................          5,989               22,366               28,355
Proceeds from issuance of common stock.......              1                  194                  195
                                                    --------             --------             --------
Net cash provided by financing activities....          5,990               24,316               30,306
                                                    --------             --------             --------
Net increase in cash and cash equivalents....          3,438                5,388                8,826
Cash and cash equivalents at beginning of
  period.....................................             --                3,438                   --
                                                    --------             --------             --------
Cash and cash equivalents at end of period...        $ 3,438              $ 8,826              $ 8,826
                                                    ========             ========             ========
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES:
Acquisition of equipment pursuant to
  equipment lease obligations................        $    --              $    78              $    78
                                                    ========             ========             ========
Deferred compensation related to grant of
  certain stock options......................        $    --              $ 2,294              $ 2,294
                                                    ========             ========             ========

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Principles of Consolidation

     Coulter Pharmaceutical, Inc. (the "Company" or "Coulter") was incorporated in the State of Delaware on February 16, 1995 to engage in the research and development of products for the treatment of cancer. The Company's principal activities to date have involved conducting research and development, recruiting management and technical personnel, obtaining financing and securing operating facilities. Therefore, the Company is classified as a development stage company.

     In the course of its development activities, the Company has sustained continuing operating losses and expects such losses to continue over the next several years. The Company plans to continue to finance the Company with a combination of stock sales, revenues from product sales and technology licenses. The Company's ability to continue as a going concern is dependent upon successful execution of financings and, ultimately, upon achieving profitable operations.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Coulter Pharma Belgium, SA which was formed under the laws of Belgium in June 1996. Intercompany balances and transactions have been eliminated.

     In connection with its formation, the Company issued 5,000,000 shares of its Series A preferred stock to Coulter Corporation in exchange for rights to certain intellectual property, contractual rights and other assets pertaining to the Company's B-1 Therapy (convertible into 1,666,666 shares of common stock). Under the terms of this assignment agreement, royalties are payable to Coulter Corporation upon commercial sale of product, if any, derived from these licenses. Coulter Corporation also has the right, in lieu of receiving cash, to purchase additional shares of the Company's equity securities at the then current fair market value of such securities with respect to the first $4.5 million payable to Coulter Corporation under this assignment agreement. This transaction was accounted for as an acquisition of assets from an affiliate with the amounts brought over at their historical basis of $0.

  Net Loss Per Share

     Except as noted below, historical net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from outstanding stock options, convertible preferred stock and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the period beginning 12 months prior to September 30, 1996 (the period reported in the initial public offering Registration Statement on Form S-1) at prices below the initial public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price for stock options and warrants and the if-converted method for convertible preferred stock).

     Historical net loss per share information is as follows:

                                                    PERIOD FROM INCEPTION        YEAR ENDED
                                                     (FEBRUARY 16, 1995)        DECEMBER 31,
                                                    TO DECEMBER 31, 1995            1996
                                                    ---------------------     ----------------
        Net loss per share........................         $ (0.67)                $(4.45)
        Share used in computing historical net
          loss per share (in thousands)...........           4,456                  3,450

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted into common stock upon completion of the Company's initial public offering in January 1997 (using the if-converted method). Such shares are included from their original date of issuance.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Current Vulnerability to Certain Concentrations

     The Company is supplying the B-1 Antibody to clinical trial sites from an existing, finite inventory produced by Coulter Corporation, a related party. To achieve the levels of production necessary to support on-going clinical trials of its B-1 Therapy, the Company has contracted with a third-party manufacturer, LONZA Biologics plc ("Lonza"), to produce the B-1 Antibody. In January 1997, the Company received FDA clearance to use Lonza-produced material. However, should the Company not be able to obtain sufficient quantities of the B-1 Antibody from Lonza or additional suppliers, certain research and development activities may be delayed.

  Cash, Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Short-term investments consist of investments with original maturities greater than three months, but less than one year.

     The Company accounts for its cash equivalents and short-term investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under the provisions of SFAS No. 115, the Company has classified its cash equivalents and short-term investments as "available-for-sale." Such investments are recorded at fair value and unrealized gains and losses, which are considered to be temporary, are recorded as a separate component of Stockholders' equity until realized. The Company classifies all investments in its available-for-sale portfolio as current assets.

  Foreign Currency Translation

     The functional currency of Coulter Pharma Belgium, SA is the U.S. Dollar. Assets and liabilities of Coulter Pharma Belgium, SA are translated at current exchange rates, and the related revenues and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustment is recorded in other (income) expense in the accompanying consolidated statements of operations and has been immaterial since the formation of the subsidiary in June 1996.

  Property and Equipment

     Purchased property and equipment are stated at cost less accumulated depreciation which is calculated using the straight-line method over the estimated useful lives of the respective assets of three to five years.

  Sponsored Research and License Fees

     Research and development expenses paid to third parties under sponsored research arrangements are recognized as the related services are performed, generally ratably over the period of service. License fees are expensed when the related obligation is incurred.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Stock-Based Compensation

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for StockBased Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized.

2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     As of December 31, 1995, the Company had no short-term investments and all cash equivalents were invested in a money market mutual fund with a single institution. The difference between cost and fair value was immaterial at December 31, 1995. The Company's cash equivalents and short-term investments as of December 31, 1996 are as follows (in thousands):

                                                               GROSS        GROSS      ESTIMATED
                                                 AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                   COST        GAINS        LOSSES       VALUE
                                                 ---------   ----------   ----------   ---------
        Money market funds.....................   $ 1,874     $     --     $     --     $ 1,874
        Commercial paper.......................    14,481           --           (3)     14,478
                                                 --------          ---        -----    --------
                  Total........................    16,355           --           (3)     16,352
        Less amounts classified as cash
          equivalents..........................    (8,735)          --           --      (8,735)
                                                 --------          ---        -----    --------
        Total short-term investments...........   $ 7,620     $     --     $     (3)    $ 7,617
                                                 ========          ===        =====    ========

     Realized gains or losses on sales of available-for-sale securities in the year ended December 31, 1996 were not significant. There were no realized gains or losses in the period from inception (February 16, 1995) to December 31, 1995.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                                        1995     1996
                                                                        ----     ----
        Machinery and equipment.......................................  $ 66     $143
        Furniture and fixtures........................................    39       95
        Construction in process.......................................    --      743
                                                                        ----     ----
                                                                         105      981
        Less accumulated depreciation.................................   (12)     (57)
                                                                        ----     ----
        Property and equipment, net...................................  $ 93     $924
                                                                        ====     ====

4. SPONSORED RESEARCH AND LICENSE AGREEMENTS

     The Company has entered into numerous agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. As of December 31, 1996, noncancelable commitments under these arrangements were not material. In order to maintain certain of these licenses, the Company must pay specified annual license fees. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. ACCRUED LIABILITIES

     Accrued liabilities consists of the following at December 31 (in thousands):

                                                                      1995      1996
                                                                      ----     ------
        Accrued research and development expenses...................  $ 83     $3,505
        Accrued clinical trial costs................................    21        342
        Other.......................................................   161        483
                                                                      ----     ------
        Total.......................................................  $265     $4,330
                                                                      ====     ======

6. EQUIPMENT FINANCING OBLIGATIONS AND LONG TERM DEBT

     In December 1996, the Company entered into a $3,827,000 equipment lease financing and debt facility with a financing company of which $2,027,000 remains available at December 31, 1996. The Company will make monthly payments plus interest on amounts borrowed over a 48-month term. Included in property and equipment at December 31, 1996 are assets with a cost of $78,000 (none at December 31, 1995) acquired pursuant to a fixed interest rate equipment loan. Accumulated amortization of assets acquired pursuant to these obligations was immaterial at December 31, 1996. Assets acquired under this arrangement secure the related obligations.

     In December 1996, the Company borrowed $1,722,000 under the unsecured debt provision of the facility. The Company will make 48 monthly payments of approximately $42,000 followed by a final payment of approximately $172,000 all of which include interest at a fixed rate of 11.75%

     At December 31, 1996, the Company's aggregate commitment under such arrangement, together with the net present value of the obligations, is as follows (in thousands):

                             YEARS ENDING DECEMBER 31:
                    --------------------------------------------
                      1997......................................  $  484
                      1998......................................     526
                      1999......................................     525
                      2000......................................     702
                      2001......................................      87
                                                                   2,324
                    Less amounts representing interest..........    (480)
                    Less current portion........................    (309)
                                                                  $1,535

7. COMMITMENTS

     The Company leases its offices under operating leases which expire on December 31, 2000. Future minimum lease payments under all noncancelable leases are as follows: (in thousands)

                          YEARS ENDING DECEMBER 31:         OPERATING LEASES
                    --------------------------------------  ----------------
                    1997..................................          285
                    1998..................................          285
                    1999..................................          158
                    2000..................................           68
                    Total.................................       $  796

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Rent expense for the period from inception (February 16, 1995) to December 31, 1995 and for the year ended December 31, 1996 was $71,000 and $186,000, respectively.

8. RELATED PARTY TRANSACTIONS

     During the period from inception (February 16, 1995) to December 31, 1995 and the year ended December 31, 1996, the Company issued loans to employees totaling $30,000 and $455,000, respectively. Interest rates on these loans range from 6.0% to prime plus 2.0% (10.25% at December 31, 1996). The total loan amounts issued during 1996 include imputed interest of $106,000. At December 31, 1995 and 1996, the receivable due from employee loans outstanding was $31,000 and $306,000, respectively. These loans plus accrued interest are to be repaid (less any amounts forgiven) at the end of their respective terms. The loans mature at dates ranging from December 1997 to December 2000.

     The Company has a continuing relationship with Coulter Corporation, an affiliate. Coulter Corporation has supplied the B-1 Antibody and certain other services at its cost in support of the Company's ongoing development of the B-1 Therapy. In addition, pursuant to a sublicense assignment agreement, the Company has agreed to reimburse Coulter Corporation for royalties due to third parties with respect to certain intellectual property rights sublicensed to the Company. Coulter Corporation also has the right, in lieu of receiving cash, to purchase additional shares of the Company's equity securities at the then current market value of such securities with respect to the first $4.5 million payable under the assignment agreement for royalties due upon commercial sale of product, if any, derived from these licenses. Further, Coulter Corporation has nominated and elected two of the Company's Board of Directors members in accordance with a voting rights agreement which terminated upon closing of the Company's Series C preferred stock offering. Included in research and development expense is $291,000 and $254,000 for the period from inception (February 16, 1995) to December 31, 1995 and for the year ended December 31, 1996, respectively, related to services provided by Coulter Corporation and reimbursements to Coulter Corporation for license fees and supplies.

9. STOCKHOLDERS' EQUITY

  Preferred Stock

     Preferred stock authorized and outstanding at December 31, 1996 is as follows:

                                    NUMBER OF SHARES         SHARES OF
                                ------------------------   COMMON STOCK               AGGREGATE
                                             ISSUED AND    ISSUABLE UPON             LIQUIDATION
                                AUTHORIZED   OUTSTANDING    CONVERSION     AMOUNT    PREFERENCE
                                ----------   -----------   -------------   -------   -----------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
        Designated:
        Series A..............   7,500,000     7,500,000     2,499,999     $ 2,500     $ 7,500
        Series B..............   2,500,000     2,333,333       777,776       3,489       3,500
        Series C..............  10,000,000     9,964,607     3,321,514      22,366      22,420
                                ----------    ----------     ---------     -------     -------
                                20,000,000    19,797,940     6,599,289     $28,355     $33,420
                                ==========    ==========     =========     =======     =======

     All currently designated series of preferred stock are convertible at the stockholders' option at any time into common stock on a three-for-one (preferred shares-for-common shares) basis, subject to adjustment for antidilution. Conversion is automatic immediately upon the closing of a firm commitment underwritten public offering with gross proceeds of at least $5,000,000 and an offering price of at least $9.00 per share (appropriately adjusted for any stock splits, stock dividends, recapitalization or similar events) or upon the written election of more than three-fifths of the holders of outstanding shares of the Series A, B and C

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

preferred stock. Each outstanding share of preferred stock has voting rights equal to the voting rights of the common stock obtainable upon conversion.

     Holders of Series A, B and C preferred stock are entitled to noncumulative cash dividends at the rate of 8% of the "Original Purchase Price" per annum on each outstanding share, as adjusted, if and when declared by the Board of Directors. The Original Issue Price of the Series A preferred stock is $1.00 and the Series B preferred stock is $1.50 and the Series C preferred stock is $2.25. These dividends are to be paid in advance of any distributions to common stockholders. No dividends have been declared through December 31, 1996.

     In the event of a liquidation or winding up of the Company, holders of Series A, B and C preferred stock shall have a liquidation preference of $1.00 and $1.50 and $2.25 per share respectively, together with any declared but unpaid dividends, over holders of common shares.

     All outstanding preferred stock at December 31, 1996 converted into common stock as described above upon the completion of the Company's initial public offering completed in January 1997 (see Note 11).

  1995 Equity Incentive Plan

     The 1995 Equity Incentive Plan (the "Plan") was adopted in 1995 by the Board of Directors and allows for the granting of options for up to 733,333 shares of common stock to employees, consultants and directors. On October 31, 1996, the Board of Directors approved an increase of 133,333 shares of common stock available for grant under the Plan.

     Stock options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted to employees with exercise prices not less than the fair market value at the date of grant and nonqualified stock options may be granted at exercise prices of no less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. All options are to have a term not greater than 10 years from the date of grant. Options vest as determined by the Board of Directors, generally at the rate of 25% at the end of the first year with the remaining balance vesting ratably over the next three years (but not less than 20% of the total number of shares granted per year).

     Activity under the Plan was as follows:

                                                      OPTIONS OUTSTANDING
                                          OPTIONS    ----------------------
                                          AVAILABLE  NUMBER      EXERCISE       WEIGHTED-
                                            FOR        OF         PRICE          AVERAGE
                                           GRANT     SHARES     PER SHARE     EXERCISE PRICE
                                          --------   -------   ------------   --------------
        Shares authorized...............   333,333        --   $         --       $   --
        Options granted.................  (220,756)  220,756   $       0.30       $ 0.30
        Options exercised...............        --    (2,059)  $       0.30       $ 0.30
                                          --------   -------   ------------        -----
        Balance at December 31, 1995....   112,577   218,697   $       0.30       $ 0.30
        Additional shares authorized....   533,333        --   $         --           --
        Options granted.................  (658,492)  658,492   $0.30-$12.00       $ 1.99
        Options exercised...............        --   (35,551)  $ 0.30-$2.25       $ 0.41
        Options canceled................    19,333   (19,333)  $  0.30-0.75       $ 0.73
                                          --------   -------   ------------        -----
        Balance at December 31, 1996....     6,751   822,305   $0.30-$12.00       $ 1.64
                                          ========   =======   ============        =====

     At December 31, 1995 options were exercisable to purchase 11,104 shares at a weighted-average exercise price of $0.30 per share. At December 31, 1996 options were exercisable to purchase 65,440 shares at a weighted-average exercise price of $0.43 per share.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Exercise prices for options outstanding as of December 31, 1996 ranged from $0.30 to $12.00 per share. The weighted-average remaining contractual life of those options is 9.4 years.

                                                                WEIGHTED-
                                      OPTIONS OUTSTANDING        AVERAGE       EXERCISABLE OPTIONS
                                    ------------------------    REMAINING    -----------------------
                                                WEIGHTED-      CONTRACTUAL              WEIGHTED-
              EXERCISE PRICE                     AVERAGE          LIFE                   AVERAGE
                  RANGE             NUMBER    EXERCISE PRICE   (IN YEARS)    NUMBER   EXERCISE PRICE
        --------------------------  -------   --------------   -----------   ------   --------------
        $0.30-$0.45...............  218,203       $ 0.30            8.7      57,336       $ 0.30
        $0.75-$1.00...............  212,331         0.75            9.5      3,500          0.75
        $1.01-$1.20...............   74,666         1.20            9.7      2,999          1.20
        $2.25-$3.00...............  242,107         2.25            9.8      1,216          2.25
        $3.01-$4.50...............   54,998         4.50            9.9        389          4.50
        $12.00-$12.00.............   20,000        12.00           10.0         --         12.00
                                    -------        -----           ----      ------       ------
                                    822,305       $ 1.64            9.4      65,440       $ 0.43

     The Company has reserved sufficient shares of its common stock for issuance upon conversion of the Series A, B and C preferred stock and options to purchase common shares which may be issued under the Plan.

     The Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's common stock, as determined by the Board of Directors, for common stock issued and common stock options granted in 1996. Such amount totals approximately $2,294,000 and is being amortized over the corresponding vesting period of each respective share purchase or option, generally four years.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the minimum value method with weighted-average risk-free assumptions for 1995 and 1996 of 5.94% and 6.06%, respectively. The weighted-average expected life of the options was approximately 4.9 years and 5.1 years for 1995 and 1996, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                            PERIOD FROM
                                                             INCEPTION              YEAR
                                                        (FEBRUARY 16, 1995)        ENDED
                                                          TO DECEMBER 31,       DECEMBER 31,
                                                               1995                 1996
                                                        -------------------     ------------
        Pro forma (as adjusted) net loss..............        $(2,994)            $(15,378)
        Pro forma (as adjusted) net loss per share....        $ (0.44)            $  (2.04)

     The weighted-average fair value per share of options granted in the period from inception (February 16, 1995) to December 31, 1995 and the year ended December 31, 1996 was $0.08 and $1.46, respectively. The pro forma effect of SFAS 123 will not be fully reflected until approximately 1998.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  1996 Equity Incentive Plan

     In December 1996, the Board of Directors adopted the 1996 Equity Incentive Plan under which a total of 1,400,000 share of the Company's authorized but unissued common stock has been reserved for issuance thereunder.

     Stock options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted to employees with exercise prices not less than the fair market value at the date of grant and nonqualified stock options may be granted at exercise prices of no less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. All options are to have a term not greater than 10 years from the date of grant. Options vest as determined by the Board of Directors, generally at the rate of 25% at the end of the first year with the remaining balance vesting ratably over the next three years (but not less than 20% of the total number of shares granted per year). At December 31, 1996, no options have been granted under the plan.

  1996 Employee Stock Purchase Plan

     In December 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which employees can purchase shares of the Company's common stock based on a percentage of their compensation. The purchase price per share must be equal to at least 85% of the market value on the date offered or the date purchased. A total of 350,000 shares of the Company's authorized but unissued common stock has been reserved for issuance thereunder. At December 31, 1996, the Board of Directors has not authorized an offering under the Purchase Plan.

  Warrants

     As of December 31, 1996, warrants to purchase 498,705 shares of common stock were outstanding at an exercise price of $9.00 per share and a warrant to purchase 24,666 shares of common stock at an exercise price of the lower of $9.75 per share or the per share price of the Company's next round of equity financing were outstanding. At December 31, 1996, the Company has reserved 523,371 shares of authorized common stock pursuant to these warrants. Warrants to purchase 498,705 shares of common stock are exercisable at the option of the holders on or before dates ranging from April 19, 1996 through April 30, 2001, or earlier upon effectiveness of an initial public offering. The warrant to purchase 24,666 shares of common stock is exercisable on or before dates ranging from December 6, 1996 through December 6, 2002.

10. INCOME TAXES

     As of December 31, 1996, the Company had a federal net operating loss carryforward of approximately $17,700,000. The federal net operating loss carryforward will expire at various dates beginning in 2010 through 2011, if not utilized.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets are as follows at December 31 (in thousands):

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                    1995        1996
                                                                   -------     -------
        Net operating loss carryforward..........................  $ 1,000     $ 6,200
        Capitalized research and development.....................      100         900
        Research credit carryforwards (expiring 2010-2011).......       --         100
        Other - net..............................................       --         100
                                                                   -------     -------
        Total deferred tax assets................................    1,100       7,300
        Valuation allowance......................................   (1,100)     (7,300)
                                                                   -------     -------
        Net deferred tax assets..................................  $    --     $    --
                                                                   =======     =======

     Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $1,100,000 during the period from inception (February 16, 1995) to December 31, 1995.

     Utilization of the net operating loss and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

11. SUBSEQUENT EVENTS

     On January 28, 1997, the Company completed an initial public offering of 2,500,000 shares of its common stock at a price to the public of $12.00 per share, resulting in net proceeds to the Company of approximately $27.9 million. A one-for-three reverse common stock split became effective prior to the commencement of the offering. All common share and per share amounts have been retroactively restated to reflect the reverse stock split.

     Also in January 1997, the Company received approximately $3.1 million from the cash exercise of warrants to purchase 385,315 shares of its common stock and issued an additional 37,785 shares of its common stock upon the net exercise of warrants to purchase 113,390 shares of its common stock. In February 1997, the Company received approximately $4.2 million (unaudited) from the sale of 375,000 shares (unaudited) of its common stock pursuant to the exercise of the underwriters' over-allotment option in connection with the initial public offering.

     Upon completion of the initial public offering all of the 19,797,940 shares of Series A, B and C preferred stock outstanding converted to shares of common stock on a three-for-one basis.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Coulter Pharmaceutical, Inc.

     We have audited the accompanying balance sheets of the Antibody Therapeutics Business Operations of Coulter Corporation (the "Business") as of December 31, 1993 and 1994, and the related consolidated statements of operations and cash flows for the years ended December 31, 1993 and 1994 and for the period from January 1, 1995 to February 15, 1995. These financial statements are the responsibility of the management of the Business. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     Certain costs and expenses presented in the accompanying financial statements represent allocations of the estimated cost of services provided to the Antibody Therapeutics Business by Coulter Corporation. As a result, the financial statements presented may not be indicative of the financial position or results of operations that would have been reported had the Antibody Therapeutics Business Operations of Coulter Corporation operated as an independent entity.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Antibody Therapeutics Business Operations of Coulter Corporation at December 31, 1993 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1993 and 1994 and for the period from January 1, 1995 to February 15, 1995, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Palo Alto, California
November 27, 1996

                  ANTIBODY THERAPEUTICS BUSINESS OPERATIONS OF
                              COULTER CORPORATION

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                DECEMBER 31,
                                                                                -------------
                                                                                1993     1994
                                                                                ----     ----
Property and equipment, net...................................................  $109     $135
                                                                                ====     ====
                                                                                $109     $135
                                                                                ====     ====
                               LIABILITIES AND NET INVESTMENT
Current liabilities -- Accounts payable.......................................  $124     $ 50
Commitments...................................................................
Coulter Corporation's net investment in the Antibody Therapeutics Business
  Operations..................................................................   (15)      85
                                                                                ----     ----
                                                                                $109     $135
                                                                                ====     ====

                            See accompanying notes.

                  ANTIBODY THERAPEUTICS BUSINESS OPERATIONS OF
                              COULTER CORPORATION

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                    FOR THE PERIOD
                                                                YEARS ENDED         FROM JANUARY 1,
                                                               DECEMBER 31,             1995 TO
                                                            -------------------      FEBRUARY 15,
                                                             1993        1994            1995
                                                            -------     -------     ---------------
Operating expenses:
  Research and development................................  $ 1,838     $ 2,798          $ 200
  General and administrative..............................      178         288             36
                                                            -------     -------          -----
Total operating expenses..................................    2,016       3,086            236
                                                            -------     -------          -----
Net loss..................................................  $(2,016)    $(3,086)         $(236)
                                                            =======     =======          =====

                            See accompanying notes.

                  ANTIBODY THERAPEUTICS BUSINESS OPERATIONS OF
                              COULTER CORPORATION

                            STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                     FOR THE PERIOD
                                                                                          FROM
                                                                 YEARS ENDED           JANUARY 1,
                                                                DECEMBER 31,            1995 TO
                                                             -------------------      FEBRUARY 15,
                                                              1993        1994            1995
                                                             -------     -------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...................................................  $(2,016)    $(3,086)        $ (236)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization............................       11          27              5
  Changes in operating assets and liabilities:
     Accounts payable......................................       98         (74)            62
                                                             -------     -------         ------
Net cash used in operating activities......................   (1,907)     (3,153)          (169)
                                                             -------     -------         ------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment........................      (96)        (66)            --
Net cash used in investing activities......................      (96)        (66)            --
                                                             -------     -------         ------
CASH FLOWS FROM FINANCING ACTIVITIES
Coulter Corporation's investment in the Antibody
  Therapeutics Business....................................    2,003       3,199            169
                                                             -------     -------         ------
Net cash provided by financing activities..................    2,003       3,199            169
                                                             -------     -------         ------
Net increase in cash and cash equivalents..................       --          --             --
Cash and cash equivalents at beginning of period...........       --          --             --
                                                             -------     -------         ------
Cash and cash equivalents at end of period.................  $    --     $    --         $   --
                                                             =======     =======         ======

                            See accompanying notes.

                   ANTIBODY THERAPEUTICS BUSINESS OPERATIONS
                             OF COULTER CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

     Coulter Corporation (the "Corporation" or "Coulter") is incorporated in the State of Delaware and is engaged in the business of manufacturing, distributing, financing, and servicing certain medical equipment (predominantly hematology instruments) and related consumable products used in the health care industry, research centers and universities. The Company's principal markets are North America, Europe and the Far East. The Corporation has also conducted extensive research and development programs in the area of human therapeutics. The antibody therapeutics research and development activities, including various license agreements, were acquired by Coulter Pharmaceutical, Inc. in exchange for preferred stock on February 24, 1995, pursuant to an assignment agreement between the two parties.

     The financial statements of the Antibody Therapeutics Business Operations of Coulter Corporation (the "Business") include all direct materials and personnel costs in addition to pro rata allocations of overhead costs from Coulter to the Business. Such overhead costs are represented based on management's estimate of the level of overhead required to support the Business relative to the overhead cost requirements for the Corporation. Management believes such estimates represent a reasonable allocation of such costs. These charges comprise Coulter's net investment in the Business. Coulter has been performing research and development activities under its antibody therapeutics programs for several years.

  Property and Equipment

     Purchased property and equipment are stated at cost less accumulated depreciation and amortization which is calculated using the straight-line method over the estimated useful lives of the respective assets of three to eight years.

  Income Taxes

     The Business operations have historically been included in the consolidated income tax returns filed by Coulter. Income taxes in the accompanying financial statements have been computed based on the stand-alone operations of the Business as if such operations had filed separate income tax returns. Any net operating loss carryforwards from the Business would not be available for use by the Business for federal or state income tax purposes.

2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                                      1993      1994
                                                                      -----     -----
        Equipment...................................................  $ 511     $ 561
        Leasehold improvements......................................    379       289
                                                                      -----     -----
                                                                        890       850
        Less accumulated depreciation and amortization..............   (781)     (715)
                                                                      -----     -----
        Property and equipment, net.................................  $ 109     $ 135
                                                                      =====     =====

3. SUBSEQUENT EVENT

     On February 24, 1995, Coulter and Coulter Pharmaceutical, Inc. entered into an assignment agreement. Pursuant to this agreement, Coulter received 5,000,000 shares of Series A preferred stock from Coulter Pharmaceutical, Inc. (convertible into 1,666,666 shares of common stock) in exchange for sublicensed rights to various license agreements and patents and confidential information relating to the Business.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Identification of Directors and Executive Officers

     The information required by this Item concerning the Company's directors and executive officers is incorporated by reference to the Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Executive Officers."

               Compliance with Section 16(a) of the Exchange Act

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Proxy Statement under the headings "Certain Transactions" and "Executive Compensation."

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

     (1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of Coulter Pharmaceutical, Inc. and the Financial Statements of the Antibody Therapeutics Business Operations of Coulter Corporation are filed as part of the Form 10-K.

                                                                                        PAGE
                                                                                        ----
COULTER PHARMACEUTICAL, INC. CONSOLIDATED FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors.....................................   33
Consolidated Balance Sheets at December 31, 1995 and 1996.............................   34
Consolidated Statements of Operations for the periods from inception (February 16,       35
  1995) to December 31, 1995 and 1996 and the year ended December 31, 1996............
Consolidated Statement of Stockholders' Equity for the period from inception (February   36
  16, 1995) to December 31, 1995 and the year ended December 31, 1996.................
Consolidated Statements of Cash Flows for the periods from inception (February 16,       37
  1995) to December 31, 1995 and 1996 and the year ended December 31, 1996............
Notes to Consolidated Financial Statements............................................   38
ANTIBODY THERAPEUTICS BUSINESS OPERATIONS OF COULTER CORPORATION
Report of Ernst & Young LLP, Independent Auditors.....................................   47
Balance Sheets at December 31, 1993 and 1994..........................................   48
Statements of Operations for the years ended December 31, 1993 and 1994 and the period   49
  from January 1, 1995 through February 15, 1995......................................
Statement of Cash Flows for the years ended December 31, 1993 and 1994 and the period    50
  from January 1, 1995 through February 15, 1995......................................
Notes to Financial Statements.........................................................   51

     (2)FINANCIAL SCHEDULES
        All other schedules are omitted because they are not required, they are not applicable or the information is already included in the financial statement or notes thereto.

 EXHIBIT   EXHIBIT
FOOTNOTE   NUMBER                              DESCRIPTION OF DOCUMENT
---------  ------     -------------------------------------------------------------------------
    *        3.1      Amended and Restated Certificate of Incorporation of the Registrant.
    *        3.2      Bylaws of the Registrant.
    *        4.1      Reference is made to Exhibits 3.1 through 3.5.
    *        4.2      Specimen stock certificate
    *        4.3      Amended and Restated Investors' Rights Agreement, dated April 18, 1996, between the Registrant and certain investors.
    *        4.4      Warrant Agreement to purchase Common Stock, dated December 6, 1996, between the Registrant and Lease Management Services, Inc.
    *        5.1      Opinion of Cooley Godward LLP.
    *       10.1      Form of Indemnity Agreement to be entered into between the Registrant and its officers and directors.
    *       10.2      1996 Equity Incentive Plan.
    *       10.3      Form of Equity Incentive Stock Option.
            10.4      Form of Nonstatutory Stock Option.

 EXHIBIT   EXHIBIT
FOOTNOTE   NUMBER                              DESCRIPTION OF DOCUMENT
---------  ------     -------------------------------------------------------------------------
    *       10.5      1996 Employee Stock Purchase Plan.
    *       10.6      Assignment Agreement, dated February 24, 1995, between the Registrant,
                      Coulter Corporation and certain investors.
    *       10.7      Manufacturing Agreement, dated August 20, 1996, between Lonza Biologics
                      PLC and the Registrant.
    *       10.8      Equipment Lease Financing Agreement, dated December 6, 1996, between the
                      Registrant and Lease Management Services, Inc.
    *       10.9      First Amendment to Manufacturing Agreement, dated November 21, 1996, by and between Lonza Biologics PLC and the Registrant.
    *      10.10 +    Development Agreement, dated November 15, 1995, by and between Nordion
                      International, Inc. and the Registrant.
    *      10.11 +    Patent License Agreement, dated March 15, 1996, by and between the Region
                      Wallone, the Universite Cathololique de Louvain and Coulter Pharma
                      Belgium, SA.
            11.1      Statement regarding computation of net loss per share.
    *       21.1      Subsidiaries of the Registrant.
            23.1      Consent of Ernst & Young LLP, Independent Auditors.
            27.1      Financial Data Schedule.

---------------

* Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 333-17661), as amended.

+ Portions omitted pursuant to a request of confidentiality filed separately with the Commission.

(B) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the Registrant during the last quarter covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COULTER PHARMACEUTICAL, INC.

                                          By: /s/ MICHAEL F. BIGHAM
                                            ------------------------------------
                                            Michael F. Bigham
                                            President and CEO

                                          Date: March 28, 1997

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael F. Bigham and William G. Harris and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                 TITLE                   DATE
-----------------------------------------------  -----------------------------  ---------------

/s/ MICHAEL F. BIGHAM                            President, Chief Executive       March 28,1997
-----------------------------------------------  Officer and Director
(Michael F. Bigham)                              (Principal Executive Officer)

/s/ WILLIAM G. HARRIS                            Vice President and Chief         March 28,1997
-----------------------------------------------  Financial Officer (Principal
(William G. Harris)                              Financial and Accounting
                                                 Officer)
/s/ BRIAN ATWOOD                                 Director                        March 28, 1997
-----------------------------------------------
(Brian Atwood)

/s/ DONALD L. LUCAS                              Director                        March 28, 1997
-----------------------------------------------
(Donald L. Lucas)

/s/ ROBERT MOMSEN                                Director                        March 28, 1997
-----------------------------------------------
(Robert Momsen)

                   SIGNATURE                                 TITLE                   DATE
-----------------------------------------------  -----------------------------  ---------------


/s/ ARNOLD ORONSKY                               Director                        March 28, 1997
-----------------------------------------------
(Arnold Oronsky)

/s/ SUE VAN                                      Director                        March 28, 1997
-----------------------------------------------
(Sue Van)

/s/ GEORGE J. SELLA, JR.                         Director                        March 28, 1997
-----------------------------------------------
(George J. Sella, Jr.)

/s/ JOSEPH R. COULTER, III                       Director                        March 28, 1997
-----------------------------------------------
(Joseph R. Coulter, III)

                                 EXHIBIT INDEX

EXHIBIT         EXHIBIT
FOOTNOTE        NUMBER           DESCRIPTION OF DOCUMENT
---------       -------          -----------------------
    *           3.1              Amended and Restated Certificate of Incorporation of the Registrant.

    *           3.2              Bylaws of the Registrant.

    *           4.1              Reference is made to Exhibits 3.1 through 3.5.

    *           4.2              Specimen stock certificate

    *           4.3              Amended and Restated Investors' Rights Agreement, dated April 18,
                                 1996, between the Registrant and certain investors.

    *           4.4              Warrant Agreement to purchase Common Stock, dated December 6, 1996, between the Registrant and Lease Management Services, Inc.

    *           5.1              Opinion of Cooley Godward LLP.

    *           10.1             Form of Indemnity Agreement to be entered into between the Registrant and its officers and directors.

    *           10.2             1996 Equity Incentive Plan.

    *           10.3             Form of Equity Incentive Stock Option.

                10.4.            Form of Nonstatutory Stock Option.

    *           10.5             1996 Employee Stock Purchase Plan.

    *           10.6             Assignment Agreement, dated February 24, 1995, between the Registrant,
                                 Coulter Corporation and certain investors.

    *           10.7             Manufacturing Agreement, dated August 20, 1996, between Lonza
                                 Biologics PLC and the Registrant.

    *           10.8             Equipment Lease Financing Agreement, dated December 6, 1996, between the Registrant  and Lease Management Services, Inc.

    *           10.9             First Amendment to Manufacturing Agreement, dated November 21, 1996, by and between Lonza Biologics PLC and the Registrant.

    *           10.10+           Development Agreement, dated November 15, 1995, by and between Nordion
                                 International, Inc. and the Registrant.

    *           10.11+           Patent License Agreement, dated March 15, 1996, by and between the
                                 Region Wallone, the Universite Cathololique de Louvain and Coulter
                                 Pharma Belgium, SA.

                11.1             Statement regarding computation of net loss per share.

    *           21.1             Subsidiaries of the Registrant.

                23.1             Consent of Ernst & Young LLP, Independent Auditors

                27.1             Financial Data Schedule

---------------
* Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 333-17661), as amended.

+ Portions omitted pursuant to a request of confidentiality filed separately with the Commission.