Form 10-Q
period 1997-03-31
COULTER PHARMACEUTICALS INC
filed 1997-05-13
CIK 942416

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the period ended            MARCH 31, 1997
                     ------------------------------------------

                                       OR

[     ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________


                               Commission File No.
                                     0-21905


                          COULTER PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                     94-3219075
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

550 California Ave, Palo Alto, California                    94306
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       415-842-7300


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No
                                 -----      -----

         Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of May 5, 1997: 10,314,434.

                          COULTER PHARMACEUTICAL, INC.

                                      INDEX


PART   I.  FINANCIAL INFORMATION                                                PAGE NO.
                                                                                --------

Item   1.      Consolidated Financial Statements and Notes                          3

               Consolidated Balance Sheets - March 31, 1997 and
               December 31, 1996                                                    3

               Consolidated Statements of Operations -- for the three months ended March 31, 1997 and 1996 and for the period from
               inception (February 16, 1995) to March 31, 1997                      4

               Consolidated Statements of Cash Flows -- for the three months ended March 31, 1997 and 1996 and for the period from
               inception (February 16, 1995) to March 31, 1997                      5

               Notes to Consolidated Financial Statements                           6

Item   2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  8


PART   II. OTHER INFORMATION

Item   6.      Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                         11

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Notes

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                     ASSETS

                                                                                     MARCH 31,    DECEMBER 31,
                                                                                       1997           1996
                                                                                     ---------    ------------
Current assets:                                                                    (Unaudited)
     Cash and cash equivalents                                                       $ 23,600       $  8,826
     Short-term investments                                                            21,666          7,617
     Prepaid expenses and other current assets                                            565            499
     Current portion of employee loans receivable                                          35             35
                                                                                     --------       --------

         Total current assets                                                          45,866         16,977

Property and equipment, net                                                             1,087            924
Employee loans receivable                                                                 234            271
Other assets                                                                              140            149
                                                                                     --------       --------
                                                                                     $ 47,327       $ 18,321
                                                                                     ========       ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                                $  1,802       $  1,490
     Payable to Coulter Corporation                                                        84            111
     Accrued liabilities                                                                1,128          4,330
     Current portion of equipment financing obligations
         and debt facility                                                                505            309
                                                                                     --------       --------

         Total current liabilities                                                      3,519          6,240

Noncurrent portion of equipment financing obligations
     and debt facility                                                                  2,411          1,535

Commitments
Stockholders' equity:
     Preferred stock, issuable in series, $.001 par value:
         3,000,000 shares authorized; none and 19,797,940 shares
         issued and outstanding at March 31, 1997 and
         December 31, 1996, respectively                                                   --         28,355
     Common stock, $.001 par value; 30,000,000 shares
         authorized; 10,309,434 shares and 437,612 shares issued
         and outstanding at March 31, 1997 and December 31, l996,
         respectively                                                                      10              1
     Additional paid-in capital                                                        65,280          2,488
     Net unrealized loss on securities available for sale                                 (90)            (3)
     Deferred compensation                                                             (1,666)        (1,964)
     Deficit accumulated during the development stage                                 (22,137)       (18,331)
                                                                                     --------       --------

         Total stockholders' equity                                                    41,397         10,546
                                                                                     --------       --------
                                                                                     $ 47,327       $ 18,321
                                                                                     ========       ========

                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                        THREE MONTHS ENDED       FOR THE PERIOD
                                               MARCH 31,         FROM INCEPTION
                                        ---------------------  (FEBRUARY 16, 1995)
                                         1997          1996     TO MARCH 31, 1997
                                        -------       -------   -----------------
Operating costs and expenses:

     Research and development           $ 3,036       $ 1,717       $ 19,256
     General and administrative           1,208           257          4,198
                                        -------       -------       --------

Total operating costs and expenses        4,244         1,974         23,454

Interest income, net                        438            33          1,317
                                        -------       -------       --------

Net loss                                $(3,806)      $(1,941)      $(22,137)
                                        =======       =======       ========

Net loss per share                      $ (0.53)      $ (0.25)
                                        =======       =======

Shares used in computing pro forma
     net loss per share                   7,134         7,736
                                        =======       =======
















                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (unaudited)
                                 (in thousands)


                                                               THREE MONTHS          FOR THE PERIOD
                                                              ENDED MARCH 31,        FROM INCEPTION
                                                           ----------------------    (FEB. 16, 1995)
                                                             1997          1996     TO MARCH 31, 1997
                                                           --------       -------   -----------------
Cash flows from operating activities:
     Net loss                                              $ (3,806)      $(1,941)      $(22,137)
     Adjustments used to reconcile net loss
     to net cash used in operating activities:
         Depreciation and amortization                           22             8             86
         Amortization of deferred compensation                  298            --            628
     Changes in operating assets and liabilities:
         Prepaid expenses and other current assets              (66)         (110)          (565)
         Employee loans receivable                               37           (14)          (269)
         Other assets                                             9           (79)          (143)
         Accounts payable                                       312           157          1,802
         Payable to Coulter Corporation                         (27)           60             84
         Accrued liabilities                                 (3,202)          336          1,215
                                                           --------       -------       --------
              Net cash used in operating activities          (6,423)       (1,583)       (19,299)
                                                           --------       -------       --------

Cash flows from investing activities:
     Purchases of short-term investments                    (21,781)           --        (30,390)
     Maturities of short-term investments                     7,645            --          8,631
     Purchases of property and equipment                       (185)          (34)        (1,166)
                                                           --------       -------       --------
              Net cash used in investing activities         (14,321)          (34)       (22,925)
                                                           --------       -------       --------

Cash flows from financing activities:
     Payments of equipment financing obligations
         and debt facility                                      (86)           --           (130)
     Borrowings under equipment lease financing
         and debt facility                                    1,159            --          2,959
     Proceeds from issuances of convertible preferred
         stock, net                                              --            --         28,355
     Proceeds from issuance of common stock                  34,445             2         34,640
                                                           --------       -------       --------
              Net cash provided by
                  financing activities                       35,518             2         65,824
                                                           --------       -------       --------

Net increase (decrease) in cash and cash equivalents         14,774        (1,615)        23,600

Cash and cash equivalents at beginning of period              8,826         3,438             --
                                                           --------       -------       --------

Cash and cash equivalents at end of period                 $ 23,600       $ 1,823       $ 23,600
                                                           ========       =======       ========


                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                                   (unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The information at March 31, 1997, for the three month periods ended March 31, 1997 and 1996 and for the period from inception (February 16, 1995) to March 31, 1997 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1996 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1997 Annual Meeting of Stockholders.

         The consolidated balance sheet at December 31, 1996 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         Net Loss Per Share

         Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents relating to stock options are excluded from the computation as their effect is antidilutive. For the period prior to the Company's initial public offering, the calculation includes those shares required by the Securities and Exchange commission's staff accounting bulletins and guidelines.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (EPS). The Statement is effective for both interim and annual financial statements for periods ending after December 15, 1997. Under the Statement, primary EPS computed in accordance with Accounting Principle Board Opinion No. 25 will be replaced with a new simpler calculation called "basic EPS" and the Company will be required to restate comparative EPS amounts for all prior periods. Under the new requirements, basic EPS for the three months ended March 31, 1997 and 1996 will be unchanged from primary EPS as disclosed. Fully diluted EPS will not change significantly but has been renamed "diluted EPS". The Company plans to implement the Statement in the fourth quarter of 1997.


2.       INVESTMENTS

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities, are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash equivalents and short-term investments as of March 31, 1997 are as follows (in thousands):

                                                    GROSS        GROSS
                                  AMORTIZED      UNREALIZED    UNREALIZED   ESTIMATED
                                    COST            GAINS        LOSSES     FAIR VALUE
                                  --------       -----------   ----------   ----------
Money market funds                $  4,275       $        --      $ --       $  4,275
Commercial paper                    20,582                --       (19)        20,563
Corporate bond                      11,397                --       (49)        11,348
U.S. Government bond                 5,939                --       (22)         5,917
CD                                   3,042                --        --          3,042
                                  --------       -----------      ----       --------
       Total                        45,235                --       (90)        45,145

Less amounts classified
       as cash equivalents         (23,479)               --        --        (23,479)
                                  --------       -----------      ----       --------

Total short-term investments      $ 21,756       $        --      $(90)      $ 21,666
                                  ========       ===========      ====       ========

At March 31, 1997, the contractual maturities of short term investments were as follows (in thousands):

                                                              ESTIMATED FAIR
                                           AMORTIZED COST         VALUE
                                           --------------     --------------
Due in one year or less                       $13,919            $13,864
Due after one year through two years            7,837              7,802
                                              -------            -------
                                              $21,756            $21,666


3.       STOCKHOLDERS' EQUITY

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

         Also in January 1997, the Company received approximately $3.1 million from the cash exercise of warrants to purchase 385,315 shares of its common stock and issued an additional 37,785 shares of its common stock upon the net exercise of warrants to purchase 113,390 shares of its common stock. In February 1997, the Company received approximately $4.2 million from the sale of 375,000 shares of its common stock pursuant to the exercise of the underwriters' over-allotment option in connection with the initial public offering.

         Upon completion of the initial public offering all of the 19,797,940 shares of Series A, B and C preferred stock outstanding converted to shares of common stock on a three-for-one basis. Also upon the completion of the offering, the Company filed an Amended and Restated

Certificate of Incorporation authorizing the Company to issue 33,000,000 shares, 30,000,000 of which is designated Common Stock and 3,000,000 of which is designated Preferred Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

OVERVIEW

         Coulter Pharmaceutical, Inc. ("Coulter Pharmaceutical" or the "Company") is engaged in the development of novel drugs and therapies for the treatment of people with cancer. The Company's first product candidate, Bexxar(TM) (previously referred to as the B-1 Therapy), is based upon the antibody therapeutics program which originated in the late 1970s at Coulter Corporation. Coulter Corporation conducted research and development on the potential therapeutic applications of the B-1 Antibody as part of a broader antibody therapeutics program. To accelerate the pace of development of Bexxar and to obtain external sources of capital for the program, Coulter Corporation decided to create a separate Company into which it placed its conjugated antibody therapeutics assets. Thus, in February 1995, Coulter Pharmaceutical was incorporated and acquired worldwide rights to Bexxar and related intellectual property, know-how and other assets from Coulter Corporation.

         To date, the Company has devoted substantially all of its resources to its research and development programs. No revenues have been generated from product sales, and products resulting from the Company's research and development efforts, if any, are not expected to be available commercially for at least the next few years. The Company has a limited history of operations and has experienced significant operating losses to date. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, manufacture and commercialize its products or ever achieve or sustain product revenues or profitability. As of March 31, 1997, the Company's accumulated deficit during the development stage was approximately $22.1 million.

RESULTS OF OPERATIONS

Operating Costs and Expenses

         Research and development expenses were $3.0 million for the quarter ended March 31, 1997, compared to $1.7 million for the same period in 1996. This $1.3 million increase was due primarily to increases in staffing and expenditures associated with the development of Bexxar, including costs of clinical trials and manufacturing expenses. These manufacturing expenses included certain expenses associated with scaled-up production of monoclonal antibodies and the establishment of a centralized radiolabeling capability. The Company expects its research and development expenses to grow during the remainder of 1997, reflecting anticipated increased costs related to additions to staffing, preclinical studies, clinical trials and manufacturing.

         General and administrative expenses were $1.2 million for the quarter ended March 31, 1997, compared to $0.3 million for the same period in 1996. This $0.9 million increase was incurred to support the Company's facilities and staffing expansion, increased research and development efforts, increased corporate development activities and related legal and patent activities. The Company expects its general and administrative expenses to continue to increase during the remainder of 1997, in support of its increased research and development, patent and corporate development activities, as well as increasing commercialization efforts in anticipation of potential product sales.

Net Interest Income

         Net interest income was $438,000 for the quarter ended March 31, 1997, compared to $33,000 for the same period in 1996. This increase was due to higher average cash, cash equivalent and short-term investment balances as a result of Company's sale of Preferred Stock in April 1996 and the completion of the Company's initial public offering in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception through March 31, 1997, the Company has financed its operations primarily through private and public equity financings totaling $63.4 million. In December 1996, the Company entered into a $3.8 million equipment financing agreement, $0.8 million of which is available at March 31, 1997.

         Cash, cash equivalents and short-term investments totaled $45.3 million at March 31, 1997. In January 1997, the Company completed its initial public offering of 2,500,000 shares of common stock at a price to the public of $12.00 per share resulting in net proceeds to the Company of approximately $27.9 million. Also in January 1997, the Company received an additional $3.1 million from the exercise of warrants to purchase 385,315 shares of common stock. In February 1997, the Company received an additional $4.2 million from the sale of 375,000 shares of its common stock pursuant to the exercise of the underwriters' over-allotment option in connection with the Company's initial public offering.

         The negative cash flow from operations results primarily from the Company's net operating losses and is expected to continue and to accelerate in the foreseeable future. The Company expects to incur substantial and increasing research and development expenses, including expenses related to additions to personnel, preclinical studies, clinical trials, manufacturing and commercialization efforts. The Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through public or private equity or debt financings from time to time, as market conditions permit. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

         Net cash used in operations was $6.4 million for the quarter ended March 31, 1997, compared to $1.6 million for the same period in 1996. This $4.8 million increase is primarily the result of the increased net loss for the quarter ended March 31, 1997, as well as a $3.2 million decrease in accrued liabilities resulting from payments related to manufacturing activities. Net cash used in investing activities increased to $14.3 million for the quarter ended March 31, 1997 from $34,000 for the same period in 1996 primarily resulting from the purchase of $21.8 million in short-term investments using a portion of the proceeds of the Company's initial public offering. Maturities of such investments were $7.6 million during the quarter ended March 31,

1997. Net cash provided by financing activities increased to $35.5 million for the quarter ended March 31, 1997 resulting primarily from the completion of the Company's initial public offering.

         The Company expects that its existing capital resources, including the net proceeds of its initial public offering and interest thereon, will be adequate to satisfy the requirements of its current and planned operations through 1998. At March 31, 1997, the Company had no material commitments for capital expenditures. The Company's future capital requirements will depend on a number of factors, including: the scope and results of preclinical studies and clinical trials; continued progress of the Company's research and development of potential products; the cost, timing and outcome of regulatory approvals; the adequacy of its facilities; the expenses of establishing a sales and marketing force; the timing and cost of establishment or procurement of requisite production, radiolabeling and other capacities; the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; the need to acquire licenses to new technology; the status of competitive products; and the availability of other financing.

BUSINESS RISKS

         Except for the historical information contained herein, the matters discussed in this filing are forward-looking statements that involve risks and uncertainties, including uncertainties related to product development, uncertainties related to the need for regulatory and other government approvals, dependence on proprietary technology, uncertainty of market acceptance of Bexxar
(TM) or the Company's other product candidates and other risks, including those detailed in the Company's other filings with the Securities and Exchange Commission. In particular, see "Item 1, Financial Business-Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits

       None

(b)    Reports on Form 8-K

       There were no reports on Form 8-K filed for the Quarter ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        COULTER PHARMACEUTICAL, INC.






Date:    May 12, 1997                   /s/ Michael F. Bigham
                                        -------------------------------------
                                        Michael F. Bigham
                                        President and Chief Executive Officer




Date:    May 12, 1997                   /s/ William G. Harris
                                        -------------------------------------
                                        William G. Harris
                                        Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.               DESCRIPTION
-------             -----------
  27                Financial Data Schedule