Form 10-Q
period 1997-06-30
COULTER PHARMACEUTICALS INC
filed 1997-08-05
CIK 942416

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the period ended                 JUNE 30, 1997
                     ---------------------------------------------------

                                       OR

[      ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               -------------    --------------


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

                             Yes    X    No
                                 -------   -------

         Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of July 31, 1997: 10,350,245.

                          COULTER PHARMACEUTICAL, INC.

                                      INDEX


PART       I.     FINANCIAL INFORMATION                                                                PAGE NO.
Item       1.         Consolidated Financial Statements and Notes                                         3

                      Consolidated Balance Sheets - June 30, 1997 and
                      December 31, 1996                                                                   3
                      Consolidated Statements of Operations -- for the three months and six months ended June 30, 1997 and 1996 and for the
                      period from inception (February 16, 1995) to June 30, 1997                          4

                      Consolidated Statements of Cash Flows -- for the six
                      months ended June 30, 1997 and 1996 and for the period
                      from inception (February 16, 1995) to June 30, 1997                                 5
                      Notes to Consolidated Financial Statements                                          6
Item       2.         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                 8

Item       4.         Submission of Matters to a Vote of Security Holders                                11

PART       II.    OTHER INFORMATION

Item       6.         Exhibits and Reports on Form 8-K                                                   11

SIGNATURES                                                                                               12


                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Notes

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                     ASSETS

                                                                                  JUNE 30,  DECEMBER 31,
                                                                                    1997       1996
                                                                                  --------  ------------
Current assets:                                                                  (Unaudited)
     Cash and cash equivalents                                                    $ 11,368    $  8,826
     Short-term investments                                                         29,670       7,617
     Prepaid expenses and other current assets                                         518         499
     Current portion of employee loans receivable                                       34          35
                                                                                  --------    --------
         Total current assets                                                       41,590      16,977

Property and equipment, net                                                          1,515         924
Employee loans receivable                                                              148         271
Other assets                                                                           234         149
                                                                                  --------    --------
                                                                                  $ 43,487    $ 18,321
                                                                                  ========    ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                             $  2,528    $  1,490
     Payable to Coulter Corporation                                                     85         111
     Accrued liabilities                                                             1,202       4,330
     Current portion of equipment financing obligations
         and debt facility                                                             576         309
                                                                                  --------    --------
         Total current liabilities                                                   4,391       6,240

Noncurrent portion of equipment financing obligations
     and debt facility                                                               2,213       1,535

Commitments
Stockholders' equity:
     Preferred stock, issuable in series, $.001 par value:
         3,000,000 shares authorized; none and 19,797,940 shares
         issued and outstanding at June 30, 1997 and
         December 31, 1996, respectively                                                 -      28,355
     Common stock, $.001 par value; 30,000,000 shares
         authorized; 10,335,484 shares and 437,612 shares issued
         and outstanding at June 30, 1997 and December 31, 1996,
         respectively                                                                   10           1
     Additional paid-in capital                                                     65,354       2,488
     Net unrealized gain (loss) on securities available for sale                        20          (3)
     Deferred compensation                                                          (1,370)     (1,964)
     Deficit accumulated during the development stage                              (27,131)    (18,331)
                                                                                  --------    --------
         Total stockholders' equity                                                 36,883      10,546
                                                                                  --------    --------
                                                                                  $ 43,487    $ 18,321
                                                                                  ========    ========

                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)




                                                   THREE MONTHS ENDED        SIX MONTHS ENDED      FOR THE PERIOD
                                                        JUNE 30,                 JUNE 30,          FROM INCEPTION
                                                  -------------------      ------------------    (FEBRUARY 16, 1995)
                                                    1997        1996          1997      1996       TO JUNE 30, 1997
                                                  --------    -------      --------    -------   -------------------
Operating costs and expenses:
     Research and development                      $ 3,547    $ 3,223       $ 6,583    $ 4,940        $ 22,803
     General and administrative                      1,972        368         3,180        625           6,170
                                                   -------    -------       -------    -------        --------
Total operating costs and expenses                   5,519      3,591         9,763      5,565          28,973

Interest income, net                                   525        221           963        254           1,842
                                                   -------    -------       -------    -------        --------
Net loss                                           $(4,994)   $(3,370)      $(8,800)   $(5,311)       $(27,131)
                                                   =======    =======       =======    =======        ========
Net loss per share                                 $ (0.48)   $ (0.44)      $ (1.01)   $ (0.69)
                                                   =======    =======       =======    =======

Shares used in computing pro forma
     net loss per share                             10,315      7,736         8,725      7,736
                                                    ======      =====         =====      =====













                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (unaudited)
                                 (in thousands)



                                                           SIX MONTHS           FOR THE PERIOD
                                                         ENDED JUNE 30,         FROM INCEPTION
                                                      --------------------      (FEB. 16, 1995)
                                                        1997        1996        TO JUNE 30, 1997
                                                      --------    --------     -------------------

Cash flows from operating activities:
     Net loss                                         $ (8,800)   $ (5,311)         $(27,131)
     Adjustments used to reconcile net loss
     to net cash used in operating activities:
         Depreciation and amortization                      58          19               122
         Amortization of deferred compensation             594           -               924
     Changes in operating assets and liabilities:
         Prepaid expenses and other current assets         (18)       (163)             (517)
         Employee loans receivable                          37        (321)             (269)
         Other assets                                        1           2              (151)
         Accounts payable                                1,037         819             2,527
         Payable to Coulter Corporation                    (26)         32                85
         Accrued liabilities                            (3,128)      1,711             1,289
                                                      --------     -------          --------
              Net cash used in operating activities    (10,245)     (3,212)          (23,121)
                                                      --------     -------          --------

Cash flows from investing activities:
     Purchases of short-term investments               (31,035)          -           (39,644)
     Maturities of short-term investments                9,006           -             9,992
     Purchases of property and equipment                  (649)       (534)           (1,630)
                                                      --------     -------          --------
              Net cash used in investing activities    (22,678)       (534)          (31,282)
                                                      --------     -------          --------
Cash flows from financing activities:
     Payments of equipment financing obligations
         and debt facility                                (214)          -              (258)
     Borrowings under equipment lease financing
         and debt facility                               1,159           -             2,959
     Proceeds from issuances of convertible
         preferred stock, net                                -      22,366            28,355
     Proceeds from issuance of common stock             34,520         182            34,715
                                                      --------     -------          --------
              Net cash provided by
                  financing activities                  35,465      22,548            65,771
                                                      --------     -------          --------
Net increase (decrease) in cash and cash equivalents     2,542      18,802            11,368

Cash and cash equivalents at beginning of period         8,826       3,438                 -
                                                      --------     -------          --------
Cash and cash equivalents at end of period            $ 11,368     $22,240          $ 11,368
                                                      ========     =======          ========



                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The information at June 30, 1997, for the three and six month periods ended June 30, 1997 and 1996 and for the period from inception (February 16, 1995) to June 30, 1997 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1996 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1997 Annual Meeting of Stockholders.

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

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("Statement 128"). The Statement is effective for both interim and annual financial statements for periods ending after December 15, 1997. Under Statement 128, primary EPS computed in accordance with Accounting Principle Board Opinion No. 25 will be replaced with a new simpler calculation called "basic EPS" and the Company will be required to restate comparative EPS amounts for all prior periods. Under the new requirements, basic EPS for the three and six month periods ended June 30, 1997 and 1996 will be unchanged from primary EPS as currently disclosed. Fully diluted EPS will not change significantly but has been renamed "diluted EPS". The Company will implement the Statement in the fourth quarter of 1997.

         In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income". Although the Company has only recently commenced evaluation of this new pronouncement, its impact is not expected to be significant. The Company will be required to comply with the revisions of the Statement in fiscal 1998.

2.       INVESTMENTS

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash equivalents and short-term investments as of June 30, 1997 are as follows (in thousands):


                                                     GROSS         GROSS
                                       AMORTIZED   UNREALIZED    UNREALIZED    ESTIMATED
                                         COST        GAINS         LOSSES      FAIR VALUE
                                       ---------   ----------    ----------    ----------
Money market funds                     $  1,715       $  -       $     -       $  1,715
Commercial paper                          7,414          -            (4)         7,410
Corporate bond                           15,431          -            (6)        15,425
U.S. Government backed securities        11,268         30             -         11,298
CDs                                       5,108          -             -          5,108
                                       --------       -----      -------       --------
       Total                             40,936         30           (10)        40,956

Less amounts classified
       as cash equivalents              (11,286)         -             -        (11,286)
                                       --------       -----      -------       --------
Total short-term investments           $ 29,650       $ 30       $   (10)      $ 29,670
                                       ========       ====       =======       ========

At June 30, 1997, the contractual maturities of short term investments were as follows (in thousands):

                                                                                  ESTIMATED
                                                      AMORTIZED COST              FAIR VALUE
                                                      --------------              ----------
Due in one year or less                                   $19,859                  $19,881
Due after one year through two years                        9,791                    9,789
                                                          -------                  -------
                                                          $29,650                  $29,670


3.       STOCKHOLDERS' EQUITY

         On January 28, 1997, the Company completed its initial public offering of 2,500,000 shares of its common stock at a price to the public of $12.00 per share, resulting in net proceeds to the Company of approximately $27.9 million. A one-for-three reverse common stock split became effective prior to the commencement of the offering. All common share and per share amounts have been retroactively restated to reflect the reverse stock split.

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

         To date, the Company has devoted substantially all of its resources to its research and development programs. No revenues have been generated from product sales, and products resulting from the Company's research and development efforts, if any, are not expected to be available commercially for at least the next few years. The Company has a limited history of operations and has experienced significant operating losses to date. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, manufacture and commercialize its products or ever achieve or sustain product revenues or profitability. As of June 30, 1997, the Company's accumulated deficit during the development stage was approximately $27.1 million.

RESULTS OF OPERATIONS

Operating Costs and Expenses

         For the quarter ended June 30, 1997, research and development expenses increased $0.3 million to $3.5 million from $3.2 million for the same period in 1996. The Company's research and development expenses increased $1.7 million to $6.6 million for the six month period ended June 30, 1997 from $4.9 million for the same period in 1996. These increases were due primarily to increases in staffing and expenditures associated with the development of Bexxar, including costs of clinical trials and manufacturing expenses. Included in manufacturing expenses are certain expenses associated with scaled-up production of monoclonal antibodies and the establishment of a centralized radiolabeling capability. The Company expects its research and development expenses to grow during the remainder of 1997, reflecting anticipated increased costs related to staffing, preclinical studies, clinical trials and manufacturing.

         General and administrative expenses were $2.0 million and $0.4 million for the quarters ended June 30, 1997 and 1996, respectively, representing an increase of $1.6 million. For the six month periods ended June 30, 1997 and 1996, such expenses were $3.2 million and $0.6 million, respectively, representing an increase of $2.6 million. These increases were incurred to support the Company's facilities and staffing expansion, increased research and development efforts, increased corporate development activities and related legal and patent activities. The Company expects its general and administrative expenses to continue to increase during the remainder of 1997 in support of its increased research and development, patent and corporate development activities, as well as increasing commercialization efforts in anticipation of potential product sales.

Net Interest Income

         Net interest income was $525,000 and $221,000 for the quarters ended June 30, 1997 and 1996, respectively. Net interest income for the six month periods ended June 30, 1997 and 1996 was $963,000 and $254,000, respectively. These increases were due to higher average cash, cash equivalent and short-term investment balances as a result of the Company's sale of Preferred Stock in April 1996 and the completion of the Company's initial public offering in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception through June 30, 1997, the Company has financed its operations primarily through private and public equity financings totaling $63.4 million. In December 1996, the Company entered into a $3.8 million equipment financing agreement, $0.8 million of which is available at June 30, 1997.

         Cash, cash equivalents and short-term investments totaled $41.0 million at June 30, 1997. In January 1997, the Company completed its initial public offering of 2,500,000 shares of common stock at a price to the public of $12.00 per share resulting in net proceeds to the Company of approximately $27.9 million. Also in January 1997, the Company received an additional $3.1 million from the exercise of warrants to purchase 385,315 shares of common stock. In February 1997, the Company received an additional $4.2 million from the sale of 375,000 shares of its common stock pursuant to the exercise of the underwriters' over-allotment option in connection with the Company's initial public offering.

         The negative cash flows from operations result primarily from the Company's net operating losses and are expected to continue and to accelerate in the foreseeable future. The Company expects to incur substantial and increasing research and development expenses, including expenses related to additions to personnel, preclinical studies, clinical trials, manufacturing and commercialization efforts. The Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through public or private equity or debt financings from time to time, as market conditions permit. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

         Net cash used in operations was $10.2 million for the six month period ended June 30, 1997, compared to $3.2 million for the same period in 1996. This $7.0 million increase is primarily the result of the increased net loss for the six month period ended June 30, 1997, as well as a $3.1 million decrease in accrued liabilities resulting from payments primarily related to manufacturing activities. Net cash used in investing activities increased to $22.7 million for the six month period ended June 30, 1997 from $534,000 for the same period in 1996 primarily resulting from the purchase of $31.0 million in short-term investments using a portion of the proceeds of the Company's initial public offering. Maturities of such investments were $9.0 million during the six month period ended June 30, 1997. Net cash provided by financing activities increased to $35.5 million for the six month period ended June 30, 1997 resulting primarily from the completion of the Company's initial public offering.

         The Company expects that its existing capital resources, including the net proceeds of its initial public offering and interest thereon, will be adequate to satisfy the requirements of its current and planned operations through 1998. At June 30, 1997, the Company had no material commitments for capital expenditures. The Company's future capital requirements will depend on a number of factors, including: the scope and results of preclinical studies and clinical trials; continued progress of the Company's research and development of potential products; the cost, timing and outcome of regulatory approvals; the adequacy of its facilities; the expenses of establishing a sales and marketing force; the timing and cost of establishment or procurement of requisite production, radiolabeling and other capacities; the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; the need to acquire licenses to new technology; the status of competitive products, and the availability of other financing.

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

                           PART II. OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on May 30, 1997, the stockholders elected eight directors and ratified the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1997 (the "Selection of Auditors").

         Of the 10,309,461 shares of Common Stock of the company outstanding as of the April 7, 1997 record date for the Annual Meeting (the "Outstanding Shares"), the votes regarding the election of directors were as follows:


                                        Votes
                             Votes    Against or                    Broker
                              For      Withheld    Abstentions    Non-votes
                           ---------  ----------   -----------    ---------
Brian G. Atwood            6,278,925     1,100         N/A        4,029,436
Michael F. Bigham          6,277,925     2,100         N/A        4,029,436
Joseph R. Coulter, III     6,278,525     1,500         N/A        4,029,436
Donald L. Lucas            6,277,925     2,100         N/A        4,029,436
Robert R. Momsen           6,278,925     1,100         N/A        4,029,436
Arnold L. Oronsky, Ph.D    6,278,925     1,100         N/A        4,029,436
George Sella, Jr           6,277,925     2,100         N/A        4,029,436
Sue Van                    6,278,255     1,800         N/A        4,029,436

         Of the Outstanding Shares, 6,273,925 shares were voted for the ratification of the Selection of Auditors; 2,200 shares were voted against or were withheld with respect to the ratification of the Selection of Auditors; 3,900 shares abstained; and no shares were broker non-votes.


Item 6.       Exhibits and Reports on Form 8-K.

(a)    Exhibits

       Exhibit
       Number   Description of Document

       10.12+ Second Amendment to Manufacturing Agreement, dated June 30, 1997, by and between Lonza biologics PLC and the Company.

       27       Financial Data Schedule.

-------------

+ Portions omitted pursuant to a request of confidentiality filed separately with the Commission.

(b)    Reports on Form 8-K

       There were no reports on Form 8-K filed for the Quarter ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           COULTER PHARMACEUTICAL, INC.






Date:    August 5, 1997                    /s/ Michael F. Bigham
                                           -------------------------------------
                                           Michael F. Bigham
                                           President and Chief Executive Officer




Date:    August 5, 1997                    /s/ William G. Harris
                                           -------------------------------------
                                           William G. Harris
                                           Vice President and
                                           Chief Financial Officer

Exhibit         Exhibit
Footnote        Number                  Description of Document

                10.12+ Second Amendment to Manufacturing Agreement, dated June 30, 1997, by and between Lonza biologics PLC and the Company.

                27             Financial Data Schedule


----------
+Portions omitted pursuant to a request of confidentiality filed separately with the Commission.