Form 10-Q
period 1997-09-30
COULTER PHARMACEUTICALS INC
filed 1997-11-05
CIK 942416

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended          SEPTEMBER 30, 1997
                     -------------------------------------

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

                             Yes [X]    No [ ]

        Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of October 30, 1997: 10,364,515.

                          COULTER PHARMACEUTICAL, INC.

                                      INDEX


PART     I.    FINANCIAL INFORMATION                                               PAGE NO.
                                                                                   --------

Item     1.       Consolidated Financial Statements and Notes                          3

                  Consolidated Balance Sheets - September 30, 1997 and
                  December 31, 1996                                                    3

                  Consolidated Statements of Operations -- for the three months and nine months ended September 30, 1997 and 1996 and for the period from inception (February 16, 1995) to September 30,
                  1997                                                                 4

                  Consolidated Statements of Cash Flows -- for the nine months ended September 30, 1997 and 1996 and for the period from
                  inception (February 16, 1995) to September 30, 1997                  5

                  Notes to Consolidated Financial Statements                           6

Item     2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                  8

PART     II.   OTHER INFORMATION

Item     6.       Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                            12

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                     ASSETS
                                                                   SEPTEMBER 30,  DECEMBER  31,
                                                                        1997          1996
                                                                   -------------  -------------
Current assets:                                                     (Unaudited)

    Cash and cash equivalents                                         $  6,190        $  8,826
    Short-term investments                                              28,531           7,617
    Prepaid expenses and other current assets                              460             499
    Current portion of employee loans receivable                            76              35
                                                                      --------        --------

        Total current assets                                            35,257          16,977

Property and equipment, net                                              1,853             924
Employee loans receivable                                                  323             271
Other assets                                                               275             149
                                                                      --------        --------
                                                                      $ 37,708        $ 18,321
                                                                      ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                  $  2,500        $  1,490
    Payable to Coulter Corporation                                          70             111
    Accrued liabilities                                                  1,725           4,330
    Equipment financing obligations debt                                   695             309
                                                                      --------        --------
        Total current liabilities                                        4,990           6,240

Noncurrent portion of equipment financing obligations
    and debt facility                                                    2,483           1,535

Commitments
Stockholders' equity:
    Preferred stock, issuable in series, $.001 par value:
        3,000,000 shares authorized; none and 19,797,940 shares
        issued and outstanding at September 30, 1997 and
        December 31, 1996, respectively                                   --            28,355
    Common stock, $.001 par value; 30,000,000 shares
        authorized; 10,360,515 shares and 437,612 shares issued
        and outstanding at September 30, 1997 and
        December 31, 1996, respectively                                     10               1
    Additional paid-in capital                                          65,381           2,488
    Net unrealized loss on securities available for sale                    (3)             (3)
    Deferred compensation                                               (1,103)         (1,964)
    Deficit accumulated during the development stage                   (34,050)        (18,331)
                                                                      --------        --------

        Total stockholders' equity                                      30,235          10,546
                                                                      --------        --------
                                                                      $ 37,708        $ 18,321
                                                                      ========        ========


                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)



                                            THREE MONTHS ENDED               NINE MONTHS ENDED       FOR THE PERIOD
                                               SEPTEMBER 30,                   SEPTEMBER 30,         FROM INCEPTION
                                         ------------------------        ------------------------  (FEBRUARY 16, 1995)
                                           1997            1996            1997            1996     TO SEPT. 30, 1997
                                         --------        --------        --------        --------   -----------------

Operating expenses:

    Research and development             $  5,227        $  4,956        $ 11,810        $  9,896        $ 28,030
    General and administrative              2,146             828           5,326           1,453           8,316
                                         --------        --------        --------        --------        --------

Total operating expenses                    7,373           5,784          17,136          11,349          36,346

Interest income, net                          454             274           1,417             528           2,296
                                         --------        --------        --------        --------        --------

Net loss                                 $ (6,919)       $ (5,510)       $(15,719)       $(10,821)       $(34,050)
                                         ========        ========        ========        ========        ========

Net loss per share                       $  (0.67)       $  (0.71)       $  (1.70)       $  (1.40)
                                         ========        ========        ========        ========

Shares used in computing pro forma
    net loss per share                     10,315           7,736           9,267           7,736
                                         ========        ========        ========        ========


                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (unaudited)
                                 (in thousands)



                                                                 NINE MONTHS           FOR THE PERIOD
                                                              ENDED SEPTEMBER 30,      FROM INCEPTION
                                                           ------------------------    (FEB. 16, 1995)
                                                             1997            1996     TO SEPT 30, 1997
                                                           --------        --------   ----------------

Cash flows from operating activities:
    Net loss                                               $(15,719)       $(10,821)       $(34,050)
    Adjustments used to reconcile net loss
    to net cash used in operating activities:
        Depreciation and amortization                           110              34             174
        Amortization of deferred compensation                   861             104           1,191
    Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                41            (245)           (458)
        Employee loans receivable                               (93)           (318)           (399)
        Other assets                                           (127)            (92)           (279)
        Accounts payable                                      1,009           1,144           2,499
        Payable to Coulter Corporation                          (41)             38              70
        Accrued liabilities                                  (2,606)          3,865           1,811
                                                           --------        --------        --------
           Net cash used in operating activities            (16,565)         (6,291)        (29,441)
                                                           --------        --------        --------

Cash flows from investing activities:
    Purchases of short-term investments                     (33,003)         (3,758)        (41,612)
    Maturities of short-term investments                     12,089            --            13,075
    Purchases of property and equipment                      (1,038)           (838)         (2,019)
                                                           --------        --------        --------
           Net cash used in investing activities            (21,952)         (4,596)        (30,556)
                                                           --------        --------        --------

Cash flows from financing activities:
    Payments of equipment financing obligations
        and debt facility                                      (366)           --              (410)
    Borrowings under equipment lease financing
        and debt facility                                     1,700            --             3,500
    Proceeds from issuances of convertible preferred
        stock, net                                             --            22,366          28,355
    Proceeds from issuance of common stock, net              34,547             184          34,742
                                                           --------        --------        --------
           Net cash provided by
               financing activities                          35,881          22,550          66,187
                                                           --------        --------        --------

Net increase (decrease) in cash and cash equivalents         (2,636)         11,663           6,190

Cash and cash equivalents at beginning of period              8,826           3,438            --
                                                           --------        --------        --------

Cash and cash equivalents at end of period                 $  6,190        $ 15,101        $  6,190
                                                           ========        ========        ========


                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (unaudited)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The information at September 30, 1997, for the three and nine month periods ended September 30, 1997 and 1996 and for the period from inception (February 16, 1995) to September 30, 1997 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1996 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1997 Annual Meeting of Stockholders.

        The consolidated balance sheet at December 31, 1996 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        Net Loss Per Share

        Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents relating to stock options are excluded from the computation as their effect is antidilutive. For periods prior to the Company's initial public offering, the calculation includes those shares required by the Securities and Exchange Commission's staff accounting bulletins and guidelines including convertible preferred stock as if converted on the initial date of issuance.

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("Statement 128"). The statement is effective for both interim and annual financial statements for periods ending after December 15, 1997. Under Statement 128, primary EPS computed in accordance with Accounting Principles Board Opinion No. 25 will be replaced with a new simpler calculation called "basic EPS" and the Company will be required to restate comparative EPS amounts for all prior periods. Under the new requirements, basic EPS for the three and nine month periods ended September 30, 1997 and 1996 will be unchanged from primary EPS as currently disclosed. Fully diluted EPS will not change significantly but has been renamed "diluted EPS". The Company will implement the Statement in the fourth quarter of 1997.

        In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income". Although the Company has only recently commenced evaluation of this new pronouncement, its impact is not expected to be significant. The Company will be required to comply with the revisions of the statement in fiscal 1998.

2.      INVESTMENTS

        Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash equivalents and short-term investments as of September 30, 1997 are as follows (in thousands):


                                                          GROSS         GROSS
                                       AMORTIZED       UNREALIZED     UNREALIZED      ESTIMATED
                                          COST            GAINS         LOSSES        FAIR VALUE
                                       ---------------------------------------------------------

Money market funds                      $     93        $   --         $   --          $     93
Commercial paper                           5,491            --              (18)          5,473
Corporate bond                            15,393              15           --            15,408
U.S. Government backed securities          5,931               1           --             5,932
CDs                                        7,191            --             --             7,191
                                        --------        --------       --------        --------
      Total                               34,099              16            (18)         34,097

Less amounts classified
      as cash equivalents                 (5,584)           --               18          (5,566)
                                        --------        --------       --------        --------

Total short-term investments            $ 28,515        $     16       $   --          $ 28,531
                                        ========        ========       ========        ========


At September 30, 1997, the contractual maturities of short term investments were as follows (in thousands):

                                                             ESTIMATED
                                           AMORTIZED COST    FAIR VALUE

Due in one year or less                       $16,780          $16,784
Due after one year through two years           11,735           11,747
                                              -------          -------
                                              $28,515          $28,531


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

        In July 1997, the Company adopted a Share Purchase Rights Plan (the "Plan"), commonly known as a "poison pill". The Plan provides for the distribution of certain rights to acquire shares of the Company's Series A Junior Participating Preferred Stock (the "Rights") as dividend for each share of common stock held of record as of August 20, 1997. Under certain conditions involving an acquisition or proposed acquisition by any person or group holding 20% or more of the common stock, the Rights permit the holders (other than the 20% holder) to purchase the Company's common stock at a 50% discount from the market price at that time, upon payment of an exercise price of $70 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of shares of common stock of an acquirer at a 50% discount from the market price at that time. The Rights have no voting privileges and are attached to and automatically trade with the Company's common stock. The Rights expire on July 30, 2007.

4.      SUBSEQUENT EVENT

        On October 10, 1997, the Company completed a public offering of 2,750,000 shares of common stock at a price to the public of $15.50 per share, resulting in net proceeds to the Company of approximately $40.2 million. On October 21, 1997, the underwriters for the Company's follow-on offering of common stock exercised their full over-allotment option to purchase 412,500 additional shares of common stock, raising additional net proceeds of $6.0 million.

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

        To date, the Company has devoted substantially all of its resources to its research and development programs. No revenues have been generated from product sales, and products resulting from the Company's research and development efforts, if any, are not expected to be available commercially for at least the next few years. The Company has a limited history of operations and has experienced significant operating losses to date. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, manufacture and commercialize its products or ever achieve or sustain product revenues or profitability. As of September 30, 1997, the Company's accumulated deficit during the development stage was approximately $34.1 million.

RESULTS OF OPERATIONS

Operating Expenses

        For the quarter ended September 30, 1997, research and development expenses increased $0.2 million to $5.2 million from $5.0 million for the same period in 1996. The Company's research and development expenses increased $1.9 million to $11.8 million for the nine month period ended September 30, 1997 from $9.9 million for the same period in 1996. These increases were due primarily to increases in staffing and expenditures associated with the development of Bexxar, including costs of clinical trials and manufacturing expenses. Included in manufacturing expenses are certain expenses associated with scaled-up production of monoclonal antibodies and the establishment of a centralized radiolabeling capability. The Company expects its research and development expenses to grow reflecting anticipated increased costs related to staffing, preclinical studies, clinical trials and manufacturing.

        General and administrative expenses were $2.1 million and $0.8 million for the quarters ended September 30, 1997 and 1996, respectively, representing an increase of $1.3 million. For the nine month periods ended September 30, 1997 and 1996, such expenses were $5.3 million and $1.5 million, respectively, representing an increase of $3.8 million. These increases were incurred to support the Company's facilities and staffing expansion, increased corporate development activities and related legal and patent activities. The Company expects its general and administrative expenses to continue to increase in support of its increased research and development, patent and corporate development activities, as well as increasing commercialization efforts in anticipation of potential product sales.

Net Interest Income

        Net interest income was $454,000 and $274,000 for the quarters ended September 30, 1997 and 1996, respectively. Net interest income for the nine month periods ended September 30, 1997 and 1996 was $1,417,000 and $528,000, respectively. These increases were due to higher average cash, cash equivalent and short-term investment balances as a result of the Company's sale of Preferred Stock in April 1996 and the completion of the Company's initial public offering in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception through September 30, 1997, the Company has financed its operations primarily through private and public equity financings totaling $63.4 million. In December 1996, the Company entered into a $3.8 million equipment financing agreement, $0.3 million of which is available at September 30, 1997.

        Cash, cash equivalents and short-term investments totaled $34.7 million at September 30, 1997. In October 1997, the Company completed a follow-on public offering of 3,162,500 shares, including the exercise of the underwriters' over-allotment option, at a price to the public of $15.50 per share. This resulted in net proceeds to the company of approximately $46.2 million dollars.

        The negative cash flows from operations result primarily from the Company's net operating losses and are expected to continue and to accelerate in the foreseeable future. The Company expects to incur substantial and increasing research and development expenses, including expenses related to additions to personnel, preclinical studies, clinical trials, manufacturing, as well as increasing expenses associated with expansion of its facilities, and commercialization efforts. The Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through public or private equity or debt financings, as well as through collaborative arrangements. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

        Net cash used in operations was $16.6 million for the nine month period ended September 30, 1997, compared to $6.3 million for the same period in 1996. This $10.3 million increase is primarily the result of the increased net loss for the nine month period ended September 30, 1997, as well as a $2.6 million decrease in accrued liabilities resulting from payments primarily related to manufacturing activities. Net cash used in investing activities increased to $22.0 million for the nine month period ended September 30, 1997 from $4.6 million for the same period in 1996 primarily resulting from the purchase of $33.0 million in short-term investments using a portion of the proceeds of the Company's initial public offering. Maturities of such investments were $12.1 million during the nine month period ended September 30, 1997. Net cash provided by financing activities increased to $35.9 million for the nine month period ended September 30, 1997 resulting primarily from the completion of the Company's initial public offering.

        The Company expects that its existing capital resources, including the net proceeds of its public offering of common stock completed in October 1997 and interest thereon, will be adequate to satisfy the requirements of its current and planned operations into the second half of 1999. At September 30, 1997, the Company had no material commitments for capital expenditures. The Company's future capital requirements will depend on a number of factors, including: the scope and results of preclinical studies and clinical trials; continued progress of the Company's research and development of potential products; the cost, timing and outcome of regulatory approvals; the adequacy of its facilities; the expenses of establishing a sales and marketing force; the timing and cost of establishment or procurement of requisite production, radiolabeling and other manufacturing capacities; the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; the need to acquire licenses to new technology; the status of competitive products, and the availability of other financing.

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


                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        Exhibit
        Number  Description of Document
        ------- -----------------------

        4.5 Rights Agreement, dated July 30, 1997, by and between ChaseMellon Shareholder Services LLC and the Registrant. (1)

        10.13 Third Amendment to Manufacturing Agreement, dated September 26, 1997, by and between Lonza Biologics PLC and the Registrant. (2)

        10.14 Fourth Amendment in Manufacturing Agreement, dated September 17, 1997, by and between Lonza Biologics PLC and the Registrant. (2)

        27      Financial Data Schedule.

(b)     Reports on Form 8-K

        (i) The Company filed a report of Form 8-K, dated August 1, 1997, with respect to its adoption of a Rights Plan.

        (ii) The Company filed a report on Form 8-K, dated September 29, 1997, with respect to the signing of a Third and Fourth Amendment to the Manufacturing Agreement between the Company and Lonza Biologics PLC.

----------
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed August 1, 1997.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed September 29, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       COULTER PHARMACEUTICAL, INC.






Date:   November 5, 1997               /s/ Michael F. Bigham
                                       -----------------------------------------
                                       Michael F. Bigham
                                       President and Chief Executive Officer




Date:   November 5, 1997               /s/ William G. Harris
                                       -----------------------------------------
                                       William G. Harris
                                       Vice President and
                                       Chief Financial Officer

Exhibit     Exhibit
Footnote    Number                      Description of Document
--------    -------                     -----------------------

            4.5 Rights Agreement, dated July 30, 1997, by and between ChaseMellon Shareholder Services LLC and the Registrant. (1)

            10.13 Third Amendment to Manufacturing Agreement, dated September 26, 1997, by and between Lonza Biologics PLC and the Registrant. (2)

            10.14 Fourth Amendment in Manufacturing Agreement, dated September 17, 1997, by and between Lonza Biologics PLC and the Registrant. (2)

            27              Financial Data Schedule

----------

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed August 1, 1997.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed September 29, 1997.