Form 10-K
period 1997-12-31
COULTER PHARMACEUTICALS INC
filed 1998-03-27
CIK 942416

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                          COMMISSION FILE NO. 0-21905

                          COULTER PHARMACEUTICAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                          94-32190758
         (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

   550 CALIFORNIA AVENUE, PALO ALTO, CALIFORNIA                           94306
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA                        650-849-7500
                       CODE:

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

                            Yes [X]           No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the Common Stock on the Nasdaq Stock Market on February 27, 1998 was $211,951,859*.

     The number of shares outstanding of the Registrant's Common Stock was 13,625,028 as of February 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting are incorporated herein by reference into Part III of this Report.

     Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration Nos. 333-17661 and 333-36607), are incorporated herein by reference into Part IV of this Report.
---------------
* Based on a closing price of $23.25 per share. Excludes 4,508,819 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 27, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

================================================================================

                                     PART I

     Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. All forward-looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" at the end of Item 1 Business.

ITEM 1. BUSINESS

     Coulter Pharmaceutical is engaged in the development of novel drugs and therapies for the treatment of people with cancer. The Company currently is developing a family of cancer therapeutics based upon two drug discovery programs: therapeutic antibodies and targeted oncologics. Within these broad drug discovery programs, the Company is currently concentrating on two distinct platform technologies: therapeutic antibodies based on conjugated antibody technology and targeted oncologics based on tumor activated peptide ("TAP") pro-drugs.

     The Company's most advanced product candidate, Bexxar, consists of a monoclonal antibody conjugated with a radioisotope. The Company intends to seek expedited initial approval of Bexxar for the treatment of low-grade and transformed low-grade non-Hodgkin's lymphoma ("NHL") in patients refractory to chemotherapy, while simultaneously pursuing clinical trials to expand the potential use of Bexxar to other indications. In a Phase I/II clinical trial of Bexxar, 42 patients with low-grade or transformed low-grade NHL who had relapsed from previous chemotherapy regimens achieved an 83% overall response rate, with a 48% complete response rate and a 35% partial response rate. Of those patients who experienced a complete response, the average duration of response was 20.2 months as of July 1997. In December 1997, the Company presented data on a multi-center, Phase II clinical trial in heavily pre-treated low-grade and transformed low-grade NHL patients. The patients achieved a complete response rate of 31% of the 45 evaluable patients with the median duration of complete response not yet reached (longest complete response of greater than twenty months). Currently, the Company is conducting a pivotal Phase III clinical trial in patients with low-grade and transformed low-grade NHL refractory to chemotherapy. This trial includes a target enrollment of 60 evaluable patients and a post-treatment follow-up period of up to six months. The Company intends to file for United States Food and Drug Administration ("FDA") marketing approval of Bexxar for this indication in the second half of 1998. The Company believes that Bexxar, if successfully developed, could become the first radioimmunotherapy approved in the United States for the treatment of people with cancer.

     The Company intends to pursue additional trials to expand the potential use of Bexxar to other indications. The Company currently is conducting a single-center Phase II trial in newly diagnosed low-grade NHL patients. An interim analysis of data from the first 24 patients showed a 100% overall response rate, with 71% having achieved complete responses. Seventeen (17) patients are in ongoing remission, with the longest being eighteen (18) months as of December 1997. The Company believes that its Phase II trial of Bexxar for patients newly diagnosed with NHL is the first clinical trial of a radioimmunotherapy as a stand-alone, first-line treatment for people with cancer.

     The objective of the Company's second technology platform, the TAP pro-drug program, is to broaden significantly the therapeutic windows of conventional chemotherapies. The Company currently is developing a pro-drug version of doxorubicin to treat certain solid tumor cancers with the objective of commencing clinical trials as early as the end of 1998.

     The Company was incorporated under the laws of Delaware in February 1995. The Company's conjugated antibody program is based upon the antibody therapeutics program which originated in the late 1970s at Coulter Corporation, a recognized leader in the field of hematology. Upon its formation in February 1995, the Company acquired worldwide rights to Bexxar and related intellectual property, know-how and other assets from Coulter Corporation. In October 1997, Coulter Corporation was acquired by Beckman Instruments, Inc., upon which occurrence Coulter Corporation became known as Beckman Coulter ("Beckman Coulter").

BACKGROUND

  CANCER: THE DISEASE AND ITS TREATMENT

     Cancer afflicts millions of people worldwide. It is currently the second leading cause of death in the United States and is estimated to account for more than 560,000 deaths in 1997 alone. Some forty percent of Americans are expected to develop cancer and, despite noteworthy success in the treatment of some cancers, about half of these cancer patients will die from the disease.

     Cancer is a family of more than one hundred diseases that can be categorized into two broad groups: (i) hematologic or blood-borne malignancies (e.g., lymphomas and leukemia's) and (ii) solid tumor cancers (e.g., lung, prostate, breast and colon cancers). Both groups are generally characterized by a breakdown of the cellular mechanisms that regulate cell growth and cell death ("apoptosis") in normal tissues.

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

     Chemotherapy, which typically involves the intravenous administration of drugs designed to destroy malignant cells, is used for the treatment of both solid tumors and blood-borne malignancies. Chemotherapeutic drugs generally interfere with cell division and are therefore more toxic to rapidly dividing cancer cells. Since cancer cells can often survive the effect of a single drug, several different drugs usually are given in a combination therapy designed to target overlapping mechanisms of cellular metabolism to overwhelm the ability of cancer cells to develop resistance to chemotherapy. Combination chemotherapy is used widely as first-line therapy for leukemias and lymphomas and has had considerable success in the treatment of some forms of these cancers. Nevertheless, partial and even complete remissions obtained through chemotherapy often are not durable, and the patient relapses when the cancer reappears and/or resumes its progression within a few months or years of treatment. The relapsed patient's response typically becomes shorter and shorter with each successive treatment regimen as the cancer becomes resistant to the chemotherapy. Eventually, patients may become "refractory" to chemotherapy, meaning that the length of their response, if any, to treatment is so brief as to lead to the conclusion that further chemotherapy regimens would be of little or no benefit.

     Chemotherapeutic drugs are not sufficiently specific to cancer cells to avoid affecting normal cells, especially those that are growing rapidly. As a result, patients often experience debilitating side effects such as nausea, vomiting, hair loss, anemia, nerve toxicity, and fatigue, as well as life-threatening side effects such as immune system suppression and cardiac toxicity. Such side effects can limit the effectiveness of therapy because the clinician must avoid exceeding the maximum dose of drug that the patient can tolerate. Since dosages must be limited to avoid unacceptable side effects, it may not be possible to administer sufficiently high doses of chemotherapeutic drugs to overcome the natural ability of cancer cells to become resistant. A number of chemotherapeutic agents originally thought to have promise as cancer drugs have failed in the clinic because the minimum effective dose exceeded the maximum tolerable dose. Ideally, a chemotherapeutic agent would have a minimum effective dose well below the maximum tolerable dose, thereby providing physicians with a wide "therapeutic window" or a range of doses within which all patients could be treated effectively.

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

     Researchers have attempted to increase the effectiveness of antibodies by attaching radioisotopes or other cytotoxic agents for use in "radioimmunotherapy" or "chemoimmunotherapy," respectively. By using an antibody to deliver a radioisotope or other cytotoxic agent to the targeted cells, the effect of the radiation or cytotoxic agent can be concentrated in the immediate vicinity of malignant cells. Development of effective radioimmunotherapies, however, presents an additional set of challenges, including the need to select an appropriate radioisotope for the intended therapy, to develop a reliable means of linking the radioisotope to the antibody and to devise a therapeutic protocol that optimizes therapeutic effect while minimizing undesirable side effects. The development of effective chemoimmunotherapies presents similar challenges.

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

COULTER PHARMACEUTICAL'S APPROACH

     Coulter Pharmaceutical is developing a family of cancer therapeutics to address the shortcomings of current therapies based upon two drug discovery programs: therapeutic antibodies and targeted oncologics. Within these broad drug discovery programs, the Company is currently concentrating on two distinct platform technologies: therapeutic antibodies based on conjugated antibody technology and targeted oncologics based on tumor activated peptide pro-drugs.

     The Company is developing conjugated antibody therapies to overcome the inherent limitations of monoclonal antibodies when used as stand-alone therapeutics and to provide advantages over current chemotherapy and radiation therapy treatments. The Company believes that Bexxar, its first product candidate, incorporates each of the principal attributes of an effective radioimmunotherapy for the treatment of NHL: (i) an antigen specific to B-cells,
(ii) a therapeutically active monoclonal antibody, (iii) the radioisotope appropriate for the disease profile, and (iv) an optimized therapeutic protocol.

     In a Phase I/II clinical trial of Bexxar conducted at the University of Michigan Medical Center, 42 patients with low-grade and transformed low-grade NHL, who on average had failed more than four prior treatment regimens with chemotherapy, achieved an 83% overall response rate, with a 48% complete response rate and a 35% partial response rate. In a multi center Phase II clinical trial of Bexxar in heavily pre-treated low-grade and transformed low grade NHL patients, 31% of the 45 evaluable patients achieved a complete response. Bexxar is currently the subject of a pivotal Phase III trial for the treatment of low-grade and transformed low-grade NHL patients refractory to chemotherapy as its initial indication. The Company also intends to seek approval for other NHL indications based on additional clinical trials, and has commenced a Phase II clinical trial of Bexxar as a stand-alone, first-line treatment for patients newly diagnosed with low-grade NHL. An interim analysis of data presented in December 1997 from the first 24 patients in this trial showed a 100% overall response rate, with 71% having achieved complete responses. Seventeen (17) patients are in ongoing remission, with the longest being eighteen (18) months as of December 1997. The Company believes that this Phase II trial is the first clinical trial of a radioimmunotherapy as a stand-alone, first-line treatment for people with cancer. See "-- Clinical Results and Development Plan."

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

     The Company's second technology platform, its TAP pro-drug technology, has the potential to broaden significantly the therapeutic windows of conventional chemotherapies based on the Company's understanding of biochemical mechanisms involved in metastasis and the identification of a potential means for exploiting these mechanisms. TAP pro-drug versions of existing cytotoxic drugs are designed to be activated preferentially in the proximity of metastatic cancer cells, yet stable in circulation and in normal tissues. Accordingly, relatively larger quantities of cytotoxic agents are expected to reach and enter malignant cells as opposed to normal cells, which could permit a significant increase in maximum tolerated dosages, potentially overcoming drug resistance in cancer cells. The Company also believes that cytotoxic agents currently considered too toxic to be used in their unmodified forms may be suitable candidates to become TAP pro-drugs.

COULTER PHARMACEUTICAL'S STRATEGY

     The Company's goal is to develop and commercialize novel drugs and drug therapies for the treatment of people with cancer based on selected insights from the emerging understanding of the molecular biology of malignant cells. The Company's conjugated antibody program is based upon the antibody therapeutics program which originated in the late 1970s at Beckman Coulter, a recognized leader in the field of hematology. Upon its formation, Coulter Pharmaceutical obtained worldwide rights to Bexxar and related intellectual property, as well as a significant body of expertise pertaining to the selection and development of suitable antibodies and appropriate radioisotopes (and other cytotoxic agents) and methods for devising optimized therapies. The Company's TAP pro-drug program is based upon technology that has been under development at Catholique Universite de Louvain, Belgium, since 1986 and which was exclusively licensed to the Company in 1996. Based on this foundation, the Company has established a strategy comprised of the following primary elements:

     Pursue Expedited Initial Approval of Bexxar. The Company intends to seek expedited FDA review for marketing approval for Bexxar for the treatment of low-grade and transformed low-grade NHL in patients refractory to chemotherapy, while simultaneously pursuing clinical trials to expand the potential use of Bexxar to other indications. The ongoing pivotal Phase III clinical trial of Bexxar is designed to take advantage of regulatory changes intended to accelerate the testing, review and approval of therapies for patients who have limited treatment options. This multi-center trial includes a target enrollment of 60 evaluable patients and a post-treatment follow-up period of up to six months. The Company intends to file for FDA marketing approval for this indication in the second half of 1998. The Company also intends to seek approval for other NHL indications based on additional clinical trials, and has commenced a Phase II clinical trial of Bexxar as a stand-alone, first-line treatment for patients newly diagnosed with low-grade NHL.

     Establish Sales and Marketing Capability. The Company intends to market and sell its products in the United States through a direct sales force and, where appropriate, in collaboration with marketing partners. This strategy is intended to enable the Company to establish a commercial presence in the cancer therapeutics market with Bexxar, if approved, and to create the capability to sell other products that it may develop or in-license. The Company believes that an established sales and marketing capability will enable it to compete effectively for opportunities to license or distribute later-stage product candidates and approved products. Internationally, the Company intends to distribute its products through marketing partners.

     Leverage Existing Technology Platforms. The Company intends to develop additional products based on the lead compounds being generated in its TAP pro-drug program and by leveraging its expertise in conjugated antibodies to develop other immunotherapies. In its TAP pro-drug program, the Company currently is engaged in preclinical development of Super-Leu-Dox, a pro-drug version of doxorubicin, with the objective of commencing clinical trials as early as the end of 1998. The Company also intends to apply its TAP pro-drug technology to other classes of cytotoxic drugs to broaden significantly the therapeutic windows of such agents. The Company is evaluating potential conjugated antibody therapies for the treatment of other blood-borne malignancies and selected solid tumor cancers.

     Leverage Development Expertise. The Company believes that it has built substantial product development capabilities and expertise in the cancer field due in part to the advanced stage of the Bexxar program at the time that it was obtained from Beckman Coulter. The Company believes it can leverage this development expertise to accelerate the development of other products in the cancer therapeutics field. The Company intends to pursue other product candidates derived from sponsored research or available for in-licensing in both blood-borne malignancies and solid tumor cancers, particularly in areas that may be complementary to its existing technology platforms.

     Utilize Contract Manufacturers. The Company intends to manufacture its commercial products through contract manufacturers. This strategy is expected to
(i) accelerate the scale-up of manufacturing processes to commercial scale, (ii) reduce initial capital investment, (iii) result in competitive manufacturing costs, and (iv) provide access to a wide range of manufacturing technologies.

BEXXAR: RADIOIMMUNOTHERAPY FOR NON-HODGKIN'S LYMPHOMA

     The Company's first product candidate, Bexxar, is in clinical trials for the treatment of NHL. The Company believes that Bexxar, if successfully developed, could become the first radioimmunotherapy approved in the United States for the treatment of people with cancer.

  Non-Hodgkin's Lymphoma and Its Current Treatment

     Non-Hodgkin's lymphomas are blood-borne cancers of the immune system, all sharing the common feature of a proliferation of malignant B-cells. According to statistics from the National Cancer Institute, approximately 270,000 people are afflicted with NHL in the United States. More than 54,000 new cases are expected to be diagnosed in 1998. NHL is currently the sixth leading cause of death among cancers in the United States and has the second fastest growing mortality rate.

     NHL is categorized by histology as either low-, intermediate- or high-grade disease. These classifications differ significantly with respect to the speed of disease progression, the pattern of response to and relapse after conventional chemotherapy and the average life expectancy. In relapsed low-grade patients, the disease can transform to an intermediate- or high-grade histology ("transformed low-grade NHL"). In the United States, the Company estimates that approximately 140,000 patients have low-grade or transformed low-grade, 100,000 have intermediate-grade and 30,000 have high-grade NHL. Initially, the Company is pursuing clinical development of Bexxar for the treatment of patients with low-grade and transformed low-grade NHL. Patients with low-grade NHL have a fairly long life expectancy from the time of diagnosis with a median survival of more than six years. While patients with low-grade and transformed low-grade NHL can often achieve one or more remissions with chemotherapy, these patients eventually relapse. Relapsed patients are more difficult to treat as remissions are harder to achieve and, if achieved, last for shorter periods of time as the disease becomes more resistant to chemotherapy and/or transforms to an intermediate- or high-grade histology. Patients ultimately die from the disease or from complications of treatment. Intermediate- and high-grade NHL are more rapidly growing forms of the disease. However, approximately one-half of all intermediate- and high-grade cases can be treated effectively with conventional chemotherapy.

  Description of Bexxar

     Bexxar consists of a radioisotope, (131)Iodine ("(131)I"), combined with a monoclonal antibody that recognizes and binds to the CD20 antigen, an antigen commonly expressed on the surface of B-cells primarily during that stage of their life cycle when NHL arises. Bexxar is administered to patients in a proprietary therapeutic protocol consisting of a single, two-dose regimen. The Company believes that the potential benefits of Bexxar result from the following four constituent elements:

  PROPRIETARY PROTOCOL

     Bexxar is administered intravenously in a single, two-dose regimen consisting of a dosimetric dose, three whole body radioactive counts and a therapeutic dose. The proprietary protocol is flexible: the timing of the counts and of the therapeutic dose can be adjusted to some extent to accommodate the schedules of clinicians and patients. The chart below depicts an example of Bexxar's protocol used in the Company's current clinical trials. The dosimetric dose consists of 35 mg of B-1 Antibody trace-labeled with 5 millicuries ("mCi") of (131)I. Immediately after the dosimetric dose, the patient is scanned with a gamma camera to provide whole body counts. The patient returns for additional counts on the third and eighth days of the therapy to show how much of the radiolabeled antibody has been eliminated from the body at each point in time. This information is used to calculate the correct therapeutic dose to achieve a total body radiation of 75 centiGray ("cGy"). The amount of radiolabeled antibody needed to achieve this optimal dose ranges from approximately 50 to 200 mCi of (131)I due to wide patient-to-patient variability in the rates at which the antibody is eliminated. Both the dosimetric dose and the therapeutic dose immediately are preceded by a 450 mg dose of unlabeled B-1 Antibody to improve the targeting of malignant B-cells by the radiolabeled B-1 Antibody. These pre-doses of unlabeled B-1 Antibody serve to protect the spleen, liver and other vital organs from excessive radiation exposure by binding to some of the CD20 antigens on circulating B-cells which naturally accumulate in these organs. Additionally, the patient takes non-radioactive iodine drops orally during the course of the therapy to prevent uptake of (131)I into the thyroid gland.

                                  [FLOW CHART]

     Relying upon the dosimetric properties of (131)I to account for critical patient-to-patient variability in the rate at which the antibody is cleared makes it possible to deliver predictably a total body radiation dose that has been determined to maximize therapeutic benefit with manageable side effects and without the need for bone marrow rescue. Because Bexxar is administered in a single, two-dose regimen and is well tolerated, it is expected to require relatively little patient follow-up and physician intervention. In contrast, chemotherapy requires administration of several cytotoxic agents in repeated cycles of therapy over a six- to eight-month period during which the patient must be monitored carefully and/or treated for side effects. Until recently, patients have been kept in the hospital to monitor radiation levels for up to three days following the therapeutic dose. However, under recently enacted NRC regulations, some patients have been treated with Bexxar on an outpatient basis. Although the Company believes that Bexxar can be administered primarily on an outpatient basis, some hospitals may be required to administer the therapeutic dose on an inpatient basis under their own or under applicable state or local regulations. See "-- Radioactive and Other Hazardous Materials."

CD20 ANTIGEN

     The CD20 antigen is a highly selective cell surface marker found on B-cells: expression of the CD20 antigen is limited to B-cells, is found on 95% of such cells and occurs on B-cells primarily during that stage of their life cycle when NHL arises. The CD20 antigen is not expressed by stem cells, B-cell progenitor cells or plasma cells; thus, these cells are not targeted by Bexxar. As a result, while Bexxar targets and destroys both normal and malignant B-cells, unaffected plasma cells continue to function in the immune system and B-cell populations can be regenerated after therapy by unaffected B-cell progenitor cells.

                          [B-Cell Life Cycle Diagram]

     In addition, the CD20 antigen is neither internalized by the B-cell nor released into circulation after it has been bound to the B-1 Antibody, ensuring that the antibody-radioisotope conjugate will remain in place to destroy the B-cell.

THE B-1 ANTIBODY

     The B-1 Antibody exhibits very high specificity for the CD20 antigen and, because it is a murine sub-class IgG(2a) antibody, is capable of recruiting an immune response to those B-cells to which it binds. Further, the B-1 Antibody directly affects cell function, triggering apoptosis in a portion of the B-cells to which it binds. The use of a murine antibody promotes rapid clearance of unbound radiolabeled antibody from circulation, which reduces radiotoxicity. Due to the impaired state of the NHL patient's immune system and the short course of therapy, the human immune response to the murine antibody has been minimal to date and has not been a limiting factor in treatment under the protocol.

     The B-1 Antibody used in Bexxar was generated in 1978 by the Dana-Farber Cancer Institute in collaboration with Beckman Coulter. The B-1 Antibody has been available commercially from Beckman Coulter as a diagnostic reagent since 1982 and is generally accepted as the reference standard for the identification of B-cells. Rights to the antibody for therapeutic applications were transferred to Coulter Pharmaceutical from Beckman Coulter in February 1995.

(131)IODINE RADIOISOTOPE

     The (131)I radioisotope used in Bexxar was selected over other radioisotopes because it (i) produces both gamma emissions which permit dosimetry for dose optimization and compact beta emissions for a concentrated therapeutic effect, (ii) provides additional commercial and clinical benefits based on its relatively long half-life, (iii) has characteristics which reduce the risk of bone marrow damage without sacrificing efficacy, and (iv) has long-established medical uses in other cancer treatments.

     Gamma emissions from (131)I permit dose optimization by enabling clinicians to calculate the actual clearance rate of radiolabeled antibody for each patient. Use of the same radioisotope for both the dosimetric and the therapeutic dose provides assurance that the clearance rates observed in dosimetry also will apply for the therapeutic dose. Having established the patient's actual clearance rate, the clinician can determine reliably the therapeutic dose which will deliver the optimized level of total body radiation.

     The lower relative energy and short path length of the beta emission of
(131)I concentrate the destructive energy of the radioisotope on the B-cell to which the antibody is bound and, in a so-called bystander effect, on adjacent B-cells in the microscopic clusters of malignant cells which are common to NHL. Moreover, (131)I causes minimal damage to nearby normal tissues in contrast to other radioisotopes that have longer path length beta emissions which may extend too far beyond the targeted area.

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

CLINICAL RESULTS AND DEVELOPMENT PLAN

     Bexxar was developed initially in the course of an extended Phase I/II dose escalation clinical trial at the University of Michigan Medical Center which completed patient enrollment in early 1996. This trial was used to develop and refine the proprietary therapeutic protocol, to determine the maximum tolerated dose of total body radiation and to assess the safety and efficacy profile of treatment with the radiolabeled B-1 Antibody in patients representing a full range of NHL histologies. Based on the data generated in this clinical trial, the Company is pursuing clinical development of Bexxar for the treatment of low-grade and transformed low-grade NHL.

     The following definitions apply to all discussions of the results of the Company's clinical trials: A "complete response" is defined as the disappearance of all detectable disease and all signs and symptoms of the disease. A "partial response" is defined as a greater than 50% reduction in tumor measurement. The "overall response" rate combines complete response with partial response. Complete and partial response classifications also require that there be no progression at any disease site and no new sites of disease.

PHASE I/II TRIAL RESULTS

     A total of 59 patients were enrolled in the Phase I/II dose escalation clinical trial. Preliminary data from this clinical trial were first published in August 1993 in the New England Journal of Medicine and updated, interim clinical results were reported in July 1996 in the Journal of Clinical Oncology. Of the 59 patients enrolled in this trial, 42 had low-grade or transformed low-grade NHL, which are the histologies the Company is pursuing in its clinical trials. These 42 patients, who had failed on average more than four prior treatment regimens with chemotherapy, achieved an 83% overall response rate, with a 48% complete response rate and a 35% partial response rate. This 42-patient cohort included eight patients who previously had received and failed an autologous bone marrow transplant prior to participation in the clinical trial. The 42 patients in this cohort received total body radiation doses of up to 85 cGy in this dose escalation trial. Four of the 42 patients did not receive the therapeutic dose of radiolabeled antibody due to their rapidly deteriorating medical condition or the presence of a human immune response to the murine antibody, which arose prior to May 1993 in the early stages of the Phase I/II dose escalation clinical trial under the yet to be optimized treatment protocol. Of the 38 patients who received a therapeutic dose, 53% experienced a complete response with an average duration of response of 20.2 months, with a range of five to 46 months as of July 1997. As of such date, nine of these patients were still in complete response.

     On an intent-to-treat basis, which includes all enrolled patients whether treated or not, the 59 enrolled patients achieved an overall response rate of 71%, with a complete response rate of 34% and a 37% partial response rate. Of the 17 patients in this trial who had intermediate- or high-grade NHL, the overall response rate was 41%, with no complete responders. While this data is encouraging, the Company currently is pursuing clinical development of Bexxar in low-grade and transformed low-grade NHL patients.

     Bexxar was generally well tolerated by patients. Dose limiting side effects were hematologic, consisting primarily of reversible declines in blood cell counts. These toxicities were generally mild to moderate, with no patient requiring stem cell rescue. Other side effects observed were mild and consisted primarily of temporary flu-like symptoms.

PHASE II DOSIMETRY VALIDATION CLINICAL TRIAL

     The Company completed a multi-center dosimetry validation clinical trial in a total of 47 patients with relapsed or refractory low-grade and transformed low-grade NHL in order to demonstrate that Bexxar's treatment protocol could be implemented consistently at multiple clinical sites. During this trial, the Company refined its proprietary protocol to streamline the therapeutic dose calculation, establishing that accurate antibody elimination rates could be determined from three gamma camera scans. Overall, 45 of the 47 enrolled patients were evaluable, having received the protocol-specified therapy. The evaluable patients had received on average, over four prior therapies, 42% had bulky disease (tumor burden of greater than 500 grams), and 53% had not responded to their last chemotherapy. Of the evaluable patients, 31% (14 patients) achieved a complete response. Ten of the 14 patients with a complete response had not relapsed with the longest duration of response exceeding 20 months as of December 1997. None of the evaluable patients developed human anti-mouse antibodies. A complete response was achieved at each clinical site involved in the trial.

     Results presented are based upon interim data which have been submitted to the FDA, certain portions of which have not yet been published in a peer reviewed publication. No assurance can be given that the

Company's future clinical results will be consistent with the results of the Phase I/II dose escalation and the Phase II dosimetry validation trials, which were conducted at relatively few sites with a relatively small number of patients per NHL histology and disease stage and had different clinical objectives than the Company's current or planned clinical trials. See "Risk Factors -- Uncertainties Related to Product Development."

CLINICAL DEVELOPMENT OF BEXXAR

     Based on the foregoing results of the Phase I/II and Phase II dosimetry validation clinical trials, the Company will rely on two additional clinical trials to support an application to the FDA for the initial marketing approval of Bexxar: an ongoing pivotal Phase III clinical trial for the treatment of patients refractory to chemotherapy, and interim data from an ongoing Phase II clinical trial to evaluate the extent to which the therapeutic benefit of Bexxar is derived from the combination of the B-1 Antibody and the radioisotope, in comparison to the B-1 Antibody alone. To expand the use of Bexxar to other indications, the Company also is conducting a Phase II clinical trial of Bexxar as a first-line treatment for patients with low-grade NHL and intends to conduct additional clinical trials in the future.

     Pivotal Phase III Clinical Trial. The Company's pivotal Phase III clinical trial, which commenced in December 1996, is designed to enroll a target of 60 evaluable patients who have low-grade and transformed low-grade NHL, are refractory to chemotherapy, and have not received prior bone marrow transplantation. This multi-center clinical trial is focused on the refractory segment of this NHL population in an effort to qualify for expedited FDA approval of Bexxar. Because of the limited treatment options for refractory patients, each patient's response to Bexxar will be measured against his or her own response to the previous regimen of chemotherapy, rather than by comparison to patients in a separate control arm. Based on this primary endpoint, the Company designed this clinical trial with a relatively short post-treatment follow-up period of approximately six months. In March 1998, the Company announced that it had reached target enrollment in the Phase III trial.

     Phase II Unlabeled Versus Labeled Antibody Clinical Trial. The Company is conducting a multi-center Phase II clinical trial in 78 patients with relapsed, low-grade and transformed low-grade NHL. Patients are randomized into two groups: one group receives Bexxar pursuant to the proprietary protocol; the other group receives two 485 mg doses of unlabeled B-1 Antibody eight days apart in a treatment regimen that is parallel to Bexxar. The objective of this clinical trial is to assess the incremental clinical activity from radiolabeling the B-1 Antibody as compared to the clinical activity of the unlabeled B-1 Antibody alone. Administration of the unlabeled B-1 Antibody has not been designed for use as a stand-alone therapy, nor has the treatment regimen been optimized for such use. This trial was the subject of an abstract presented at the 1997 American Society of Therapeutic Radiation Oncology meeting in October 1997. The Company's objective is to complete enrollment of patients in this clinical trial in the second half of 1998.

     Phase II First-Line, Stand-Alone Treatment Clinical Trial. The Company currently is conducting a single-center Phase II trial in 60 newly diagnosed low-grade NHL patients. An interim analysis of data from the first 24 patients was presented at the American Society of Hematology meeting in December 1997. All 24 patients (100%) had responded to Bexxar, with 71% having achieved complete responses. All side-effects were mild to moderate and self-limited. The Company's objective is to complete enrollment of patients in this clinical trial in the second half of 1998.

     The ability of the Company to conduct and complete its ongoing and planned clinical trials in a timely manner is subject to a number of uncertainties and risks, including the rate at which patients can be accrued in each clinical trial, the Company's ability to obtain necessary regulatory approvals, the capacity of the Company's contract manufacturers to supply unlabeled and radiolabeled B-1 Antibody as needed for patient treatment and the occurrence of unanticipated adverse events. Any suspension or delay of one or more of such clinical trials could have a material adverse effect on the Company's business, financial condition and results of operation. See "Risk Factors -- Uncertainties Related to Product Development," "-- Government Regulation; No Assurance of Regulatory Approvals," and "-- Dependence on Suppliers; Manufacturing and Scale-up Risk."

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

     The first of two clinical trials conducted at the University of Washington Cancer Center and the Fred Hutchinson Cancer Research Center tested radiolabeled B-1 Antibody as a single agent to prepare patients for an autologous bone marrow transplant by achieving a total body radiation level of up to 997 cGy (over ten times Bexxar's dose). As reported in The Lancet in August 1995, of the 21 patients receiving the full radiotherapeutic regimen, the overall response rate was 86%, with a 76% complete response rate and a 10% partial response rate. High incidences of radiotoxicity-related side effects were reported due to the extreme dosages employed. Interim data from this clinical trial were published in the New England Journal of Medicine in October 1993.

     The second clinical trial, currently ongoing, is designed to test the combination of similarly high doses of radiolabeled B-1 Antibody and standard doses of chemotherapy in preparation for autologous bone marrow transplant. This clinical trial has enrolled 40 patients since its commencement in January 1995. Data from this clinical trial have not yet appeared in a peer reviewed publication.

     In addition, a Phase II dose escalation clinical trial has commenced at the University of Nebraska for the combined use of radiolabeled B-1 Antibody and standard chemotherapy as preparation for autologous bone marrow transplant.

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

                                 SUPER LEU DOX

     As depicted in the graphic above, Super-Leu-Dox is based on a proprietary peptide of four amino acids (a "tetrapeptide") that can be linked to doxorubicin's active site. In the two-step activation process, (1) the extracellular tumor enzyme cleaves three amino acids from the tetrapeptide leaving a leucine amino acid-doxorubicin conjugate that is able to penetrate cells. (2) The resulting conjugate is then capable of entering cells. Since this first activation step occurs in the immediate vicinity of tumor cells that are secreting the enzyme, the probability that the cytotoxic drug will enter tumor cells as opposed to normal cells is increased. Moreover, the conjugate remains inactive inside the cells until (3) the remaining leucine is removed from doxorubicin's active site by an intracellular enzyme. Although it is expressed in both normal and tumor cells, this intracellular enzyme is present in tumor cells in concentrations three to five times higher than in normal cells. As a result, (4) the doxorubicin is activated to a greater extent in tumor cells relative to normal cells.

     This two-step activation process is designed to produce a significantly higher ratio of active to inactive doxorubicin in cancer cells relative to normal cells. In in vitro studies of Super-Leu-Dox, researchers have found that the concentration of activated to inactivated doxorubicin in tumor cells was 40 times higher than in normal cells. These results, if confirmed in clinical trials, offer the potential to improve significantly the therapeutic window of doxorubicin. The Company currently plans to complete preclinical development of Super-Leu-Dox and to commence clinical trials as early as the end of 1998.

     Prior to the licensing of the TAP pro-drug technology by Coulter Pharmaceutical, an earlier generation leucine-doxorubicin conjugate was tested as a stand-alone therapy for the treatment of solid tumors in two separate dose escalation clinical trials in Europe. A total of 59 patients were enrolled in these clinical trials, and patients safely tolerated doses well in excess of those associated with unmodified doxorubicin. Results from these clinical trials, along with data from preclinical studies, will be used by the Company to select the initial indication to pursue in clinical trials of Super-Leu-Dox. Selection of the particular indication or indications to be evaluated in such clinical trials has not been finalized.

     While the Company will focus initially on previously approved chemotherapeutic drugs, it also is evaluating TAP pro-drug versions of cytotoxic agents currently considered too toxic to be used in their unmodified forms. The Company believes that the TAP pro-drug technology potentially can be applied to several classes of cytotoxic agents, including the vinca alkaloids, which are used commonly to treat blood-borne malignancies and some solid tumors. The Company also plans to develop and evaluate other peptide structures for possible use in pro-drug versions of cytotoxic agents and other cancer therapeutics.

     Under its agreement with Catholique Universite de Louvain, Belgium, the Company has secured an exclusive license to the intellectual property underlying the program and will pay royalties on sales of licensed products. The agreement also provides for specified minimum payments, including one payment that will be due if the Company should elect to relocate the program outside of Belgium. The amounts of these payments are not material and, in any event, the Company does not currently intend to relocate the research program. In 1997, the Company also entered into a sponsored research agreement with Catholique Universite de Louvain to conduct research in the area of TAP pro-drugs.

OTHER PRODUCT CANDIDATES

     In 1997, the Company began a program which actively seeks to in-license promising product development candidates in the area of cancer therapeutics with the objective of expanding the Company's product pipeline.

RESEARCH AND DEVELOPMENT

     The Company incurred research and development expenses of $2.5 million, $13.7 million and $21.0 million for the periods from inception (February 16, 1995) to December 31, 1995 and for the years ended December 31, 1996 and 1997, respectively.

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

     Pursuant to a development contract with the Company, Lonza Biologics PLC ("Lonza") now is supplying the B-1 Antibody for use in ongoing clinical trials and to meet initial commercial requirements. The Company's contract with Lonza is structured on a staged basis, with specified payments due upon Lonza's satisfactory completion of particular steps in the re-cloning and production scale-up process. Aggregate commitments under this contract are approximately $10.7 million, of which approximately $5.8 million had been incurred and expensed through 1997. The Company will make purchases of material from Lonza pursuant to purchase orders to be issued from time to time based on the Company's needs. The level of purchases that will be made from Lonza during the course of the program is currently unknown. The Company has entered into an agreement whereby Lonza has committed to provide material and, further, the Company is negotiating a definitive commercial supply agreement with Lonza. There can be no assurance that agreement will be entered into in a timely manner.

     In addition, the Company has entered into a Development Agreement with Boehringer Ingleheim Pharma KG ("BI Pharma KG") to manufacture and supply B-1 Antibody for use in ongoing clinical trials and to meet commercial requirements. Aggregate commitments under this contract are approximately $7.0 million, of which $2.9 million had been incurred and expensed through 1997. The Company is currently negotiating a commercial supply agreement that will, in addition to manufacturing, provide for fill/finish and packaging services. There can be no assurance that agreement will be entered into in a timely manner or that the material produced under the Development Agreement will be suitable for human use.

     Radiolabeling currently is conducted at MDS Nordion Inc.'s ("Nordion") centralized radiolabeling facility. The Company has a development contract with Nordion that is structured on a cost-plus-a-percentage-of-cost basis and provides a framework for the negotiation of separate facilities and supply agreements. The Company paid a total of $5.1 million to Nordion under this development contract. The

Company and Nordion currently are negotiating an agreement for supply of the radiolabeled B-1 Antibody for both clinical trials and commercial sale. In the interim, the Company is procuring radiolabeling services from Nordion on a purchase order basis. There can be no assurance that the contract with Nordion will be entered into in a timely manner, if at all, or that clinical trials or commercial supply will not be delayed or disrupted as a result.

     If Bexxar is successfully developed and is approved for marketing by the FDA, the Company expects that production for commercialization will consist of
(i) production of bulk B-1 Antibody by Lonza and BI Pharma KG, (ii) filling and labeling of individual product vials with B-1 Antibody by another third-party supplier and/or BI Pharma KG, and (iii) radiolabeling of B-1 Antibody at Nordion. While the Company plans to develop additional suppliers of these services, it expects to rely on its current suppliers for all or a significant portion of its requirements for Bexxar for the foreseeable future. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the (131)I radioisotope. Accordingly, any change in the Company's existing or planned contractual relationships with, or interruption in supply from, its third-party suppliers could adversely affect the Company's ability to complete its ongoing clinical trials and to market Bexxar, if approved. Any such change or interruption would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk
Factors -- Dependence on Suppliers; Manufacturing and Scale-up Risk."

     The Company believes that the products it expects to develop in its TAP pro-drug program can be produced with standard chemical synthesis processes and expects to utilize third parties to meet clinical trial and any commercial requirements for these products. The Company is in discussions with potential manufacturers of Super-Leu-Dox, its initial pro-drug product candidate. There can be no assurance that agreements will be entered into in a timely manner or that the material produced under the agreements will be suitable for human use.

MARKETING AND SALES

     The Company intends to market and sell its products in the United States through a direct sales force and, where appropriate, in collaboration with marketing partners. This strategy is intended to enable the Company to establish a commercial presence in the cancer therapeutics market with Bexxar, if approved, and to create the capability to sell other products that it may develop or in-license. The sales force is expected to initially call upon oncologists, hematologists and nuclear medicine physicians in connection with the sale of Bexxar. The Company initially will focus its sales force on those physicians who treat the largest volume of NHL patients. These physicians generally are concentrated in large metropolitan areas. Because of the characteristics of Bexxar, the target physician must have access to a facility with radiopharmaceutical and gamma camera scan capabilities. The Company believes such facilities generally are available in large metropolitan areas such that a significant portion of physicians who treat NHL patients will be able to prescribe Bexxar. The Company intends to distribute its products internationally through marketing partners. The Company has not yet identified or entered into any agreements with any such partners, and there is no assurance that it will be able to do so in a timely manner, if at all. The Company has not yet established a sales force in North America, and there is no assurance that it will be able to do so in a timely or cost effective manner, if at all.

     The current purchasers of cancer therapeutics are hospitals, clinics, physicians, pharmacies, large HMOs and state and federal governments. Historically, physicians made treatment decisions and prescribed therapeutics which then were dispensed through the clinic, hospital or pharmacy. However, the United States health care system is undergoing significant changes and the decision-making authority of the physician varies. These changes may make it necessary for the Company to alter its strategy prior to launch of Bexxar or even after launch and could affect adversely the ability of the Company to generate revenues.

     The Company's ability to market effectively may be affected adversely by a number of factors including physicians' resistance to change from established methods of treatment such as chemotherapy or radiation therapy and the special handling and administration requirements of a radioimmunotherapy. Further, the Company can provide no assurance as to whether Bexxar will be priced competitively compared to existing methods of treatment such as chemotherapy and radiation therapy. See "Risk Factors -- Uncertainty of Market Acceptance of Bexxar."

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

     In both domestic and foreign markets, sales of the Company's proposed products will depend in part upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. In addition, other third-party payors increasingly are challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Bexxar, as potentially the first radioimmunotherapy for cancer, faces particular uncertainties due to the absence of a comparable, approved therapy to serve as a model for pricing and reimbursement decisions. There can be no assurance that the Company's product candidates will be considered cost effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. Further, there can be no assurance that products can be manufactured on a commercial scale at a cost that will enable the Company to price its products within reimbursable rates. Legislation and regulations affecting the pricing of pharmaceuticals may change before the Company's proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products. If adequate coverage and reimbursement rates are not provided by the government and third-party payors for the Company's products, the market acceptance of these products would be adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

     The testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of the Company's proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the United States Food and Drug Administration ("FDA") under the Federal Food, Drug and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, the Company believes that Bexxar and other immunotherapeutics that it may develop will be regulated by the FDA as biologics and that other products to be developed by the Company, including Super-Leu-Dox and other TAP pro-drugs, are likely to be regulated as drugs.

     The steps required before a drug or biologic may be approved for marketing in the United States generally include (i) preclinical laboratory tests and animal tests, (ii) the submission to the FDA of an Investigational New Drug application ("IND") for human clinical testing, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) in the case of a biologic, the submission to the FDA of a Biologic License Application ("BLA"), or in the alternative a Product License Application ("PLA") for the product and an Establishment License Application ("ELA") for the facility at which the product is manufactured, or in the case of a drug, a New Drug Application ("NDA"), (v) FDA review of the BLA (or PLA/ELA) or NDA and (vi) satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with Good Manufacturing Practices ("GMP"). The testing and approval process requires substantial time, effort and financial resources, and there can be no assurance that any approval will be granted on a timely basis, if at all.

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

     Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the drug is usually tested for safety (adverse effects), dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics. Phase II clinical trials usually involve studies in a limited patient population to (i) evaluate the efficacy of the drug for specific, targeted indications,
(ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. Phase III clinical trials generally further evaluate clinical efficacy and test further for safety within an expanded patient population and at multiple clinical sites. Phase IV clinical trials are conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase IV clinical trial requirement. These clinical trials are often referred to as "Phase III/IV post-approval clinical trials." Failure to conduct promptly Phase IV clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

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

     The results of the preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of a BLA requesting approval to market the product. Before approving a BLA or NDA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with GMP. The FDA may delay approval of a BLA or NDA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require postmarketing testing and surveillance to monitor safety or efficacy of a product. There can be no assurance that FDA approval of any BLA or NDA submitted by the Company will be granted on a timely basis, if at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed.

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

  CLINTON-KESSLER CANCER INITIATIVE

     In March 1996, the FDA announced a new policy intended to accelerate the approval process for cancer therapies addressing disease conditions in which patients have limited treatment options. The Company may elect to seek approval of Bexxar under this accelerated approval process. Significant uncertainty exists as to the extent to which such initiative will result in accelerated review and approval. Further, the FDA has not made available comprehensive guidelines with respect to this initiative, and it retains considerable discretion in determining eligibility for accelerated review and approval and is not bound by discussions that an applicant may have with FDA staff. Accordingly, the FDA could employ such discretion to deny eligibility of Bexxar as a candidate for accelerated review or require additional clinical trials or other information before approving Bexxar. The Company cannot predict the ultimate impact, if any, of the new approval process on the timing or likelihood of FDA approval of Bexxar or any of its other potential products.

  ORPHAN DRUG DESIGNATION

     Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Bexxar has received orphan drug designation from the FDA. Although the FDA recently decided to remove NHL from the list of diseases for which orphan drug designation may be obtained, the previous designation of Bexxar will not be affected. In any event, there can be no assurance that competitors will not receive approval of other, different drugs or biologics for low-grade NHL. Thus, although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that it would provide the Company with a material commercial benefit.

RADIOACTIVE AND OTHER HAZARDOUS MATERIALS

     The manufacturing and administration of Bexxar requires the handling, use and disposal of (131)I, a radioactive isotope of iodine. These activities must comply with various state and federal regulations, regarding the handling and use of radioactive materials. Violations of these regulations could significantly delay completion of clinical trials and commercialization of Bexxar. For its ongoing clinical trials and for commercial-scale production, the Company relies on Nordion to radiolabel the B-1 Antibody with (131)I at a single location in Canada. Violations of safety regulations could occur and the risk of accidental contamination or injury cannot be eliminated completely. In the event of any such noncompliance or accident, the supply of radiolabeled B-1 Antibody for use in clinical trials or commercially could be interrupted, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Manufacturing."

     The administration of Bexxar entails the introduction of radioactive materials into patients. These patients emit radioactivity at levels that pose a safety concern to others around them, especially healthcare workers for whom the cumulative effect of repeated exposure to radioactivity is of particular concern. These concerns are addressed in regulations promulgated by the NRC, as well as by various state and local governments and individual hospitals. Generally, patients who emit radioactivity above specified levels were required to be admitted to the hospital, where they could be isolated from others until radiation fell to acceptable levels. The NRC recently enacted regulations that have made it easier for hospitals to treat patients with radioactive materials on an outpatient basis. Under these regulations, Bexxar may be administered on an outpatient basis in most cases. Although state and local governments often follow the lead of the NRC, many currently do not, and there can be no assurance that they will do so or that patients receiving Bexxar will not have to remain in the hospital for one to three days following administration of the therapeutic dose, adding to the overall cost of the therapy.

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

PATENTS AND OTHER INTELLECTUAL PROPERTY

     The Company believes that patent and trade secret protection is important to its business and that its future will depend in part on its ability to maintain its technology licenses, protect its trade secrets, secure additional patents and operate without infringing the proprietary rights of others. The Company currently holds exclusive rights to one issued United States patent and several patent applications that relate to the Bexxar therapeutic protocol. The Company also holds exclusive rights to a United States patent application relating to the manufacture of Bexxar and to several patent applications relating to the dosimetry methods employed in the administration of Bexxar. The Company also holds an exclusive license to patent applications filed in the United States and Europe relating to its TAP pro-drug program.

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

     To date, no consistent policy has emerged regarding the breadth of claims allowed in pharmaceutical and biotechnology patents. If patents have been or are issued to others containing preclusive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to one or more of such patents or to develop or obtain alternative technology. The Company is aware of various patents that have been issued to others that pertain to a portion of the Company's prospective business; however, the Company believes that it does not infringe any patents that ultimately would be determined to be valid. There can be no assurance that patents do not exist in the United States or in other foreign countries or that patents will not be issued to third parties that contain preclusive or conflicting claims with respect to Bexxar or any of the Company's other product candidates or programs. Commercialization of monoclonal antibody-based products may require licensing and/or cross-licensing of one or more patents with other organizations in the field. There can be no assurance that the licenses that might be required for the Company's processes or products would be available on commercially acceptable terms, if at all.

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

     The Company also relies on trade secrets to protect its technology, especially where patent protection is not believed to be appropriate or obtainable. The Company protects its proprietary technology and processes, in part, by confidentiality agreements with its employees, consultants, advisory board members, collaborators and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets or those of its collaborators or contractors will not otherwise become known or be discovered independently by competitors.

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

     Rights to use the name "Coulter Pharmaceutical, Inc." are licensed from Beckman Coulter. The rights expire on October 31, 2002 or earlier upon the occurrence of certain events.

COMPETITION

     The pharmaceutical and biotechnology industries are intensely competitive. Any product candidate developed by the Company would compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of products for the treatment of people with cancer. Many of these organizations have financial, technical, manufacturing and marketing resources greater than those of the Company. Several of them have developed or are developing therapies that could be used for treatment of the same diseases targeted by the Company. One competitor known to the Company recently received approval from the FDA for a non-radiolabeled chimeric antibody for the treatment of low-grade NHL. If a competing company were to develop or acquire rights to a more efficient or safer cancer therapy for treatment of the same diseases targeted by the Company, or one which offers significantly lower costs of treatment, the Company's business, financial condition and results of operations could be materially adversely affected.

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

HUMAN RESOURCES

     As of December 31, 1997 the Company had 66 employees, 39 of whom were engaged in product development activities. Twenty-eight of such employees hold post-graduate degrees, including four with medical degrees and eleven with Ph.D.s. The Company's employees are not represented by a collective bargaining agreement. The Company believes its relations with its employees are good.

SCIENTIFIC ADVISORY BOARD

     James O. Armitage, M.D., is Chairman of the Department of Internal Medicine at the University of Nebraska Medical Center. He previously directed the Bone Marrow Transplant Program at the University of Iowa, where he was an Assistant Professor of Medicine.

     Paul P. Carbone, M.D., MACP, D.Sc. (Hon.), is the Director of the University of Wisconsin Comprehensive Cancer Center. He also is Professor Emeritus of Medicine and Associate Dean for Program Development at the University of Wisconsin Medical School. He previously served as a physician scientist at the National Institutes of Health. His clinical research has included the development of active combination chemotherapy for Hodgkin's disease, non-Hodgkin's lymphoma and breast cancer.

     Lawrence H. Einhorn, M.D., is Distinguished Professor of Medicine at Indiana University Medical Center. His research of germ cell tumors focused upon the discovery of treatments for testicular and ovarian cancer. Dr. Einhorn's work has also been directed toward the optimization of combination chemotherapy for these cancers.

     Robert J. Mayer, M.D., is the President of the American Society of Clinical Oncology, Chief of the Division of Clinical Oncology at the Dana-Farber Cancer Institute and Professor of Medicine at Harvard Medical School. He also is an attending physician at The Brigham and Women's Hospital, The Massachusetts General Hospital and the Beth Israel/Deaconess Medical Center. Dr. Mayer is known for his work in the treatment of leukemia and gastrointestinal cancers and for developing programs to train cancer researchers and clinicians.

     Saul Rosenberg, M.D., MACP, is Professor of Medicine and Radiology Emeritus at Stanford University School of Medicine and is an oncologist known for his contributions to advances in the treatment of Hodgkin's disease.

     Daniel Douglas Von Hoff, M.D., is Professor of Cellular and Structural Biology and Clinical Professor of Oncology at The University of Texas Health Science Center at San Antonio. Dr. Von Hoff also serves as Director of Research and as Director of the Institute for Drug Development at the Cancer Therapy & Research Center in San Antonio, Texas. He is also an Adjunct Scientist at the Southwest Foundation for Biomedical Research and President of the CTRC Research Foundation, both in San Antonio, Texas.

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

     The results of initial preclinical and clinical testing of the products under development by the Company are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing. The Company's clinical data gathered to date with respect to Bexxar are primarily from a Phase I/II dose escalation trial which was designed to develop and refine the therapeutic protocol, to determine the maximum tolerated dose of total body radiation and to assess the safety and efficacy profile of treatment with a radiolabeled antibody. Further, the data from this Phase I/II dose escalation trial were compiled from testing conducted at a single site and with a relatively small number of patients per NHL histology and disease stage. The Company has since completed a multi-center Phase II dosimetry clinical trial and currently is conducting a multi-center pivotal Phase III clinical trial. However, substantial additional development, clinical testing and investment will be required prior to seeking any regulatory approval for commercialization of this potential product. There can be no assurance that clinical trials of Bexxar or other product candidates under development will demonstrate the safety and efficacy of such products to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of Bexxar or any other therapeutic product under development could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company's business, financial condition and results of operations.

     Furthermore, the timing and completion of current and planned clinical trials of Bexxar, as well as clinical trials of other products, are dependent upon, among other factors, the rate at which patients are enrolled, which is a function of many factors, including the size of the patient population, the proximity of patients to the clinical sites, the number of clinical sites, the eligibility criteria for the study and the existence of competing clinical trials. There can be no assurance that delays in patient enrollment in clinical trials will not occur, and any such delays may result in increased costs, program delays or both, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Government Regulation; No Assurance of Regulatory Approvals. All new drugs and biologics, including the Company's products under development, are subject to extensive and rigorous regulation by the federal government, principally the FDA under the Food, Drug and Cosmetic Act and other laws including, in the case of biologics, the Public Health Services Act, and by state and local governments. Such regulations govern, among other things, the development, testing, manufacture, labeling, storage, premarket approval, advertising, promotion, sale and distribution of such products. If drug products are marketed abroad, they also are subject to extensive regulation by foreign governments.

     The regulatory process, which includes preclinical studies and clinical trials of each potential product, is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most new drugs and biologics, including the Company's products under development, must be approved by the FDA. Securing FDA marketing approvals often requires the submission of extensive preclinical and clinical data and supporting information to the FDA. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of unforeseen problems following initial marketing. Moreover, regulatory approvals for products such as new drugs and biologics, even if granted, may include significant limitations on the uses for which such products may be marketed.

     There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis, if at all, for any of its product candidates, and delays in receipt or failures to receive such approvals or failures to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Certain material manufacturing changes to new drugs and biologics also are subject to FDA review and approval. There can be no assurance that any approvals that are required, once obtained, will not be withdrawn or that compliance with other regulatory requirements can be maintained. Further, failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, fines, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of the FDA to grant premarket approval of drugs and biologics or to allow the Company to enter into government supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

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

     The Company may elect to seek approval of Bexxar under the Clinton-Kessler Cancer Initiative. Significant uncertainty exists as to the extent to which such initiative will result in accelerated review and approval. Further, the FDA has not made available comprehensive guidelines with respect to this initiative, retains considerable discretion to determine eligibility for accelerated review and approval and is not bound by discussions that an applicant may have had with FDA staff. Accordingly, the FDA could employ such discretion to deny eligibility of Bexxar as a candidate for accelerated review or to require additional clinical trials or other information before approving Bexxar. A determination that Bexxar is not eligible for accelerated review or delays and additional expenses associated with generating a response to any such request for additional trials could have a material adverse effect on the Company's business, financial condition and results of operations. See
"Business -- Government Regulation."

     Dependence on Suppliers; Manufacturing and Scale-up Risk. The Company has no existing capacity or experience with respect to manufacturing products for large-scale clinical trials or commercial purposes. The Company has contracted with two third-party manufacturers, Lonza and BI Pharma KG to produce unlabeled B-1 Antibody. The Company is negotiating commercial supply agreements. The manufacturers have limited experience producing the B-1 Antibody, and there can be no assurance that they will be able to produce the Company's requirements at commercially reasonable prices or with acceptable quality.

     The Company relies upon Nordion for radiolabeling of the B-1 Antibody at Nordion's centralized radiolabeling facility. The Company and Nordion are negotiating an agreement for supply of the radiolabeled

B-1 Antibody for both clinical trials and commercial sale. If Bexxar is approved and is successful in the market, Nordion's capacity to radiolabel antibodies may not be sufficient to meet all of the Company's commercial requirements. There can be no assurance that the contract with Nordion will be entered into in a timely manner, if at all.

     The Company is aware of only a limited number of manufacturers capable of producing the B-1 Antibody in commercial quantities or radiolabeling the antibody with (131)I on a commercial scale. Should the Company's existing or planned contractual relationships for production or radiolabeling of the B-1 Antibody cease or be interrupted, or if its existing suppliers are unable to meet the Company's requirements for any reason, there can be no assurance that any additional or alternative third parties could be engaged to carry out said production or radiolabeling on a timely basis or on commercially acceptable terms, if at all. To establish and qualify a new facility to centrally radiolabel antibodies could take as long as two years. Further, radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the (131)I radioisotope. Accordingly, any change in the Company's existing contractual relationships with, or interruption in supply from, its producer of unlabeled antibody or its radiolabeler could affect adversely the Company's ability to complete its ongoing clinical trials and to market Bexxar, if approved. Any such change or interruption would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company is evaluating additional sources of supply for production and radiolabeling of the B-1 Antibody, no assurance can be given that such sources will be secured on commercially reasonable terms, on a timely basis, or at all.

     Prior to August 1997, the Company obtained B-1 Antibody from an inventory produced by Beckman Coulter, and radiolabeling was performed by radiopharmacies at the individual clinical trial sites. In order to begin using the centrally radiolabeled B-1 Antibody from Nordion, the Company filed and the FDA cleared an IND amendment to establish that the centrally radiolabeled material was biologically and biochemically equivalent to the on-site radiolabeled B-1 Antibody. The Company is collecting data from its ongoing clinical trials to be filed with the FDA to establish clinical comparability between the centrally and on-site radiolabeled B-1 Antibody, however, there can be no assurance that it will be able to establish clinical comparability. A failure to establish clinical comparability could lead to a requirement that the Company enlarge the size of its ongoing Phase III pivotal clinical trial, which would delay the completion of such trial, increase its cost and potentially delay the Company's initial pursuit of regulatory approval for Bexxar.

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

     Future Capital Needs; Uncertainty of Additional Funding. The Company's operations to date have consumed substantial and increasing amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's technology and potential products will require a commitment of substantial funds. The Company expects that its existing capital resources will be adequate to satisfy the requirements of its current and planned operations into 1999. However, the rate at which the Company expends its resources is variable, may be accelerated and will depend on many factors, including the scope and results of preclinical studies and clinical trials, continued progress of the Company's research and development of product candidates, the cost, timing and outcome of regulatory approvals, the expenses of establishing a sales and marketing force, the timing and cost of establishment or procurement of requisite production, radiolabeling and other manufacturing capacities, the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, the acquisition of technology licenses, the status of competitive products and the availability of other financing.

     The Company will need to raise substantial additional capital to fund its operations and intends to seek such additional funding through public or private equity or debt financings, as well as through collaborative arrangements. There can be no assurance that such additional funding will be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to stockholders may result.

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

     Uncertainty of Market Acceptance of Bexxar. Even if the Company's product candidates are approved for marketing by the FDA and other regulatory authorities, there can be no assurance that the Company's products will be commercially successful. If the Company's most advanced product candidate, Bexxar, is approved, it would represent a significant departure from currently approved methods of treatment for NHL and would require the handling of radioactive materials. Accordingly, Bexxar may experience under-utilization by oncologists and hematologists who are unfamiliar with the application of Bexxar in the treatment of NHL. Further, oncologists and hematologists are not typically licensed to administer radioimmunotherapies such as Bexxar and will need to engage a nuclear medicine physician or receive specialty training to administer Bexxar. Recently enacted NRC regulations permit Bexxar to be administered on an outpatient basis in most cases as is currently contemplated by the Company. However, market acceptance could be affected adversely because some hospitals may be required to administer the therapeutic dose of Bexxar on an inpatient basis under applicable state or local or individual hospital regulations. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in this case chemotherapy. Market acceptance also could be affected by the availability of third-party reimbursement. Failure of Bexxar to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Uncertainty Related to Health Care Reform and Third-Party Reimbursement," "-- Hazardous and Radioactive Materials," and "Business -- Radioactive and Other Hazardous Materials."

     Absence of Commercialization Resources and Experience. The Company intends to market and sell its products in the United States through a direct sales force and, where appropriate, in collaboration with marketing partners, and internationally through marketing partners. The Company currently does not possess the resources and experience necessary to commercialize any of its product candidates. The Company's ability to market Bexxar, if approved, will be contingent upon recruitment, training and deployment of a sales and marketing force. Development of an effective sales force will require significant financial resources and time. There can be no assurance that the Company will be able to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for Bexxar or other product candidates. The Company has no collaborative arrangements for the distribution of Bexxar, and there can be no assurance that the Company will be able to enter into any such arrangements in a timely manner or on commercially favorable terms, or at all. Failure to enter into any such collaborative arrangements could have a material adverse effect on the Company's business, financial condition and results of operations. See
"Business -- Marketing and Sales."

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

     To date, no consistent policy has emerged regarding the breadth of claims allowed in pharmaceutical and biotechnology patents. If patents have been or are issued to others containing preclusive or conflicting claims and such claims are determined ultimately to be valid, the Company may be required to obtain licenses to one or more of such patents or to develop or obtain alternative technology. The Company is aware of various patents that have been issued to others that pertain to a portion of the Company's prospective business; however, the Company believes that it does not infringe any patents that ultimately would be determined to be valid. There can be no assurance that patents do not exist in the United States or in other foreign countries or that patents will not be issued to third parties that contain preclusive or conflicting claims with respect to Bexxar or any of the Company's other product candidates or programs. Commercialization of monoclonal antibody-based products may require licensing and/or cross-licensing of one or more patents with other organizations in the field. There can be no assurance that the licenses that might be required for the Company's processes or products would be available on commercially acceptable terms, if at all.

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

     The Company also relies on trade secrets to protect its technology, especially where patent protection is not believed to be appropriate or obtainable. The Company protects its proprietary technology and processes, in part, by confidentiality agreements with its employees, consultants, advisory board members, collaborators and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets or those of its collaborators or contractors will not otherwise become known or be discovered independently by competitors.

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

     History of Operating Losses; Anticipated Future Losses. The Company has a limited history of operations and has experienced significant losses since inception. As of December 31, 1997, the Company's accumulated deficit was approximately $44.7 million. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. All of the Company's product candidates are in development in preclinical studies and clinical trials, and no revenues have been generated from product sales. To achieve and sustain profitable operations, the Company, alone or with others, must develop successfully, obtain regulatory approval for, manufacture, introduce, market and sell its products. The time frame necessary to achieve market success is long and uncertain. The Company does not expect to generate product revenues for at least the next few years. There can be no assurance that the Company will ever generate sufficient product revenues to become profitable or to sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Highly Competitive Industry; Risk of Technological Obsolescence. The pharmaceutical and biotechnology industries are intensely competitive. Any product candidate developed by the Company would compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of products for the treatment of people with cancer. Many of these organizations have financial, technical, manufacturing and marketing resources greater than those of the Company. Several of them may have developed or are developing therapies that could be used for treatment of the same diseases targeted by the Company. One competitor known to the Company recently received a approval from the FDA of its non-radiolabeled chimeric antibody for the treatment of low-grade NHL. If a competing company were to develop or acquire rights to a more efficacious or safer cancer therapy for treatment of the same diseases targeted by the Company, or one which offers significantly lower costs of treatment, the Company's business, financial condition and results of operations could be materially adversely affected. The Company believes that its product development programs will be subject to significant competition from companies utilizing alternative technologies as well as to increasing competition from companies that develop and apply technologies similar to the Company's technologies. Other companies may succeed in developing products earlier than the Company, obtaining approvals for such products from the FDA more rapidly than the Company or developing products that are safer and more effective than those under development or proposed to be developed by the Company. There can be no assurance that research and development by others will not render the Company's technology or product candidates obsolete or non-competitive or result in treatments superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed technologies. See
"Business -- Competition."

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

     In both domestic and foreign markets, sales of the Company's proposed products will depend in part upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Bexxar, as potentially the first radioimmunotherapy for cancer, faces particular uncertainties due to the absence of a comparable, approved therapy to serve as a model for pricing and reimbursement decisions. Further, if Bexxar is not administered in most cases on an outpatient basis, as is contemplated currently by the Company, the projected cost of the therapy will be higher than anticipated. In addition, there can be no assurance that products can be manufactured on a commercial scale for a cost that will enable the Company to price its products within reimbursable rates. Consequently, there can be no assurance that the Company's product candidates will be considered cost effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. If adequate coverage and reimbursement rates are not provided by the government and third-party payors for the Company's products, the market acceptance of these products could be adversely affected, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Pharmaceutical Pricing and Reimbursement."

     Hazardous and Radioactive Materials. The manufacturing and administration of Bexxar requires the handling, use and disposal of (131)I, a radioactive isotope of iodine. These activities must comply with various state and federal regulations. Violations of these regulations could delay significantly completion of clinical trials and commercialization of Bexxar. For its ongoing clinical trials and for commercial-scale production, the Company relies on Nordion to radiolabel the B-1 Antibody with (131)I at a single location in Canada. Violations of safety regulations could occur with this manufacturer, and, therefore, there is a risk of accidental contamination or injury. In the event of any such noncompliance or accident, the supply of radiolabeled B-1 Antibody for use in clinical trials or commercially could be interrupted, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Control By Officers, Directors and Principal Stockholders. As of December 31, 1997, executive officers and principal stockholders of the Company will beneficially own approximately 33.7% of the outstanding shares of the Company's Common Stock. Accordingly, these stockholders, individually and as a group, may be able to control the Company and direct its affairs and business, including any determination with respect to a change in control of the Company, future issuances of Common Stock or other securities by the Company, declaration of dividends on the Common Stock and the election of directors. See "Principal Stockholders."

     Potential Volatility of Stock Price. The securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market prices of the common stock of many publicly held biotechnology and pharmaceutical companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, release of reports by securities analysts, developments or disputes concerning patents or proprietary rights, regulatory developments, changes in regulatory or medical reimbursement policies, economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant and adverse impact on the market price of the Common Stock. See "Price Range of Common Stock."

     Potential Adverse Impact of Shares Eligible for Future Sale. Sales of shares of Common Stock (including shares issued upon the exercise of outstanding options) in the public market could adversely affect the market price of the Common Stock. Such sales also might make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate.

     Adverse Impact of Possible Issuances of Preferred Stock; Anti-Takeover Effect of Certain Charter and Bylaw Provisions. The Board of Directors has authority to issue up to 3,000,000 shares of Preferred Stock and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could affect adversely the voting power of holders of Common Stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. Additionally, the issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may affect adversely the market price of and the voting and other rights of the holders of the Common Stock. In addition, the Company's Bylaws provide that special meetings of stockholders may be called only by the Chairman of the Board of Directors, the Chief Executive Officer or the Board of Directors pursuant to a resolution approved by a majority of the Board of Directors. In July 1997, the Company adopted a Share Purchase Rights Plan, commonly referred to as a "poison pill." In addition, the Company is subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. These provisions, along with certain provisions of California law that may be applicable to the Company, could have the effect of discouraging certain attempts to acquire the Company which could deprive the Company's stockholders of the opportunity to sell their shares of Common Stock at prices higher than prevailing market prices. See "Description of Capital Stock."

ITEM 2. PROPERTIES

     The Company currently leases approximately 15,000 square feet of office space located in Palo Alto, California, under a short-term lease agreement. In November 1997, the Company entered into a cancelable agreement to build and lease new facilities in South San Francisco. The first building will be approximately 50,000 square feet and contain both office and laboratory facilities. The Company expects to relocate to the new facilities in late 1998. In connection with its lease agreement, the Company obtained a letter of credit agreement from a bank which secures the aggregate future payments under the lease.

ITEM 3. LEGAL PROCEEDINGS

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

     The Company's Common Stock is traded on The Nasdaq National Market under the symbol "CLTR." Trading of the Company's Common Stock commenced on January 28, 1997, following effectiveness of its initial public offering. The following table presents quarterly information on the price range of the Company's Common Stock, indicating the high and low sales prices reported by the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

                     1997                         HIGH          LOW
                     ----                        ------        ------
First Quarter (from January 28)................  13.250         8.750
Second Quarter.................................  12.625         6.500
Third Quarter..................................  15.125         7.875
Fourth Quarter.................................  23.500        13.000

     As of March 19, 1998, the Company had approximately 331 holders of record of its Common Stock.

     The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data as of December 31, 1996 and 1997 and for each of the two years in the period ended December 31, 1997 and the periods and from inception (February 16, 1995) to December 31, 1995 and 1997 are derived from the consolidated financial statements of Coulter Pharmaceutical, Inc. that have been audited by Ernst & Young LLP, independent auditors, and which are included herein. The selected consolidated financial data as of December 31, 1995 are derived from the consolidated financial statements of Coulter Pharmaceutical, Inc. that have been audited by Ernst & Young LLP, and which are not included herein. The selected consolidated financial data as of December 31, 1993 and 1994 and for each of the two years in the period ended December 31, 1994 and for the period from January 1, 1995 to February 15, 1995 are derived from the financial statements of the Antibody Therapeutics Business Operations of Coulter Corporation that have been audited by Ernst & Young LLP, and which are not included herein.

                                                                 FULL YEAR 1995
                                                          ----------------------------
                                      ANTIBODY THERAPEUTICS BUSINESS
                                           OPERATIONS OF COULTER
                                              CORPORATION(2)                                     COMPANY
                                      -------------------------------   ---------------------------------------------------------
                                         YEAR ENDED                       INCEPTION                                  INCEPTION
                                        DECEMBER 31,      JAN 1, 1995   (FEB 16, 1995)   YEAR ENDED   YEAR ENDED   (FEB 16, 1995)
                                      -----------------   TO FEB 15,      TO DEC 31,      DEC 31,      DEC 31,       TO DEC 31,
                                       1993      1994        1995            1995           1996         1997           1997
                                      -------   -------   -----------   --------------   ----------   ----------   --------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Operating expenses:
  Research and development..........  $ 1,838   $ 2,798      $ 200       $     2,539      $ 13,681     $ 21,045       $ 37,265
  Selling, general and
    administrative..................      178       288         36               581         2,409        7,610         10,600
                                      -------   -------      -----       -----------      --------     --------       --------
        Total operating expenses....    2,016     3,086        236             3,120        16,090       28,655         47,865
Interest income and other, net......       --        --         --               127           752        2,327          3,206
                                      -------   -------      -----       -----------      --------     --------       --------
Net loss............................  $(2,016)  $(3,086)     $(236)      $    (2,993)     $(15,338)    $(26,328)      $(44,659)
                                      =======   =======      =====       ===========      ========     ========       ========
Basic and diluted net loss per
  share(1)..........................                                     $(12,736.17)     $(649.39)    $  (2.58)
                                                                         -----------      --------     --------
Shares used in computing basic and
  diluted net loss per share(1).....                                           0.235            24       10,197
                                                                         -----------      --------     --------
Pro forma basic and diluted net loss
  per share.........................                                     $     (1.28)     $  (2.65)
                                                                         -----------      --------
Shares used in computing pro forma
  basic and diluted net loss per
  share.............................                                           2,342         5,793
                                                                         -----------      --------

                                                          ANTIBODY THERAPEUTICS
                                                         BUSINESS OPERATIONS OF
                                                         COULTER CORPORATION(2)                       COMPANY
                                                       ---------------------------   ------------------------------------------
                                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                           1993           1994           1995           1996           1997
                                                       ------------   ------------   ------------   ------------   ------------
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments....     $  --           $ --         $ 3,438        $ 16,443       $ 75,445
Working capital (deficit)............................      (124)           (50)          2,878          10,737         65,202
Total assets.........................................       109            135           3,628          18,321         78,671
Noncurrent portion of equipment financing obligations
  and debt facility..................................        --             --              --           1,535          2,298
Deficit accumulated during the development stage.....        --             --          (2,993)        (18,331)       (44,659)
Total stockholders' equity...........................        --             --           2,997          10,546         65,861
Coulter Corporation(2) net investment................       (15)            85              --              --             --
                                                          -----           ----         -------        --------       --------

---------------
(1) Retroactively restated to comply with Staff Accounting Bulletin No. 98, which was issued by the staff of the Securities and Exchange Commission in February 1998.

(2) Coulter Corporation was acquired by Beckman Instruments, Inc. upon which occurance the entity is known as Beckman Coulter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Coulter Pharmaceutical is engaged in the development of novel drugs and therapies for the treatment of people with cancer. The Company currently is developing a family of cancer therapeutics based upon two drug discovery programs, therapeutic antibodies and targeted oncologics. Within these broad discovery programs, the Company is currently concentrating on two distinct platform technologies: therapeutic antibodies based on congugated antibody technology and targeted oncologics based on tumor activated peptide pro-drugs.

     The Company's most advanced product candidate, Bexxar (formerly known as the "B-1 Therapy"), consists of a monoclonal antibody conjugated with a radioisotope. The Company intends to seek initial approval of Bexxar for the treatment of low-grade and transformed low-grade non-Hodgkin's lymphoma ("NHL") in patients refractory to chemotherapy, while simultaneously pursuing clinical trials to expand the potential use of Bexxar to other indications. Bexxar is based upon the antibody therapeutics program which originated at Coulter Corporation. In 1995 Coulter Pharmaceutical was incorporated and acquired worldwide rights to Bexxar and related intellectual property, know-how and other assets from Coulter Corporation. In 1997 Beckman Instruments, Inc. acquired Coulter Corporation, upon which occurrence Coulter Corporation became known as Beckman Coulter ("Beckman Coulter").

     To date, the Company has devoted substantially all of its resources to research and development programs, as well as selling, general and administrative activities needed to support product development and potential product sales. No revenues have been generated from product sales, and products resulting from the Company's research and development efforts, if any, are not expected to be available commercially for at least the next few years. The Company has a limited history of operations and has experienced significant operating losses to date. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, manufacture and commercialize its products or ever achieve or sustain product revenues or profitability. As of December 31, 1997, the Company's accumulated deficit was approximately $44.7 million.

RESULTS OF OPERATIONS

  COMPARISON OF YEARS ENDED DECEMBER 31, 1997, DECEMBER 31, 1996 AND PERIOD FROM INCEPTION (FEBRUARY 16, 1995) TO DECEMBER 31, 1995.

     Operating Expenses. Research and development expenses were $21.0 million for the year ended December 31, 1997, compared to $13.7 million for the year ended December 31, 1996 and $2.5 million for the period from inception (February 16, 1995) to December 31, 1995. The $7.3 million increase from the year ended December 31, 1996 to the year ended December 31, 1997 was due primarily to increases in staffing and expenditures associated with the development of Bexxar, including costs of clinical trials and manufacturing expenses. These manufacturing expenses included certain expenses associated with scaled-up production of monoclonal antibodies and the establishment of a centralized radiolabeling capability. The $11.2 million increase from the period from inception (February 16, 1995) to December 31, 1995 to the year ended December 31, 1996 was due primarily to increases in staffing and in expenditures associated with the development of Bexxar, including costs of clinical trials and manufacturing expenses. The Company expects its research and development expenses to grow in 1998, reflecting anticipated increased costs related to additions to staffing, preclinical studies, clinical trials and manufacturing.

     Selling, general and administrative expenses were $7.6 million for the year ended December 31, 1997, compared to $2.4 million for the year ended December 31, 1996 and $0.6 million for the period from inception (February 16, 1995) to December 31, 1995. The $5.2 million increase from the year ended December 31, 1996 to the year ended December 31, 1997 was incurred to support the Company's increased pre-commercialization expenses, as well as facilities and staffing expansion, increased corporate development activities and related legal and patent activities. The $1.8 million increase in expenses from the period from inception (February 16, 1995) to December 31, 1995 to the year ended December 31, 1996 was incurred to support the Company's facilities expansion, increased research and development efforts, and related legal and patent activities. The Company expects its selling, general and administrative expenses to continue to increase in 1998, due to increasing commercialization efforts in anticipation of potential product sales, as well as to support its increased research and development, patent and corporate development activities and facilities expansion.

     Interest Income and other, net. Interest income was $2.3 million for the year ended December 31, 1997, compared to $0.8 million for the year ended December 31, 1996 and $0.1 million for the period from inception (February 16, 1995) to December 31, 1995. The Company first recorded interest income in the period from inception (February 16, 1995) to December 31, 1995 which resulted from investment of the net proceeds from the sale of the Company's preferred stock in 1995. The $0.7 million increase from the period from inception (February 16, 1995) to December 31, 1995 to the year ended December 31, 1996 was due to higher average cash, cash equivalent and short-term investment balances as a result of the Company's sale of preferred stock in August 1995 and April 1996. The $1.5 million increase from the year ended December 31, 1996 to the year ended December 31, 1997 was due to higher average cash, cash equivalent and short-term investment balances as a result of the Company's initial public offering of common stock in January 1997 and follow-on offering of common stock in October 1997.

LIQUIDITY AND CAPITAL RESOURCES

     In January 1997, the Company completed its initial public offering of 2,500,000 shares of common stock at a price to the public of $12.00 per share resulting in net proceeds to the Company of approximately $27.1 million. Also in January 1997, the Company received an additional $3.1 million from the exercise of warrants to purchase 385,315 shares of common stock. In February 1997, the Company received an additional $4.2 million from the sale of 375,000 shares of its common stock pursuant to the exercise of the underwriters' over-allotment option in connection with its initial public offering.

     In October 1997 the Company completed a follow-on public offering of 2,750,000 shares of common stock at a price to the public of $15.50 per share, resulting in net proceeds to the Company of approximately $40.2 million. Also in October 1997, the underwriters for the Company's follow-on offering of common stock exercised their full over-allotment option to purchase 412,500 additional shares of common stock, raising additional net proceeds of $6.0 million.

     Since its inception through December 31, 1997, the Company has financed its operations primarily through private placements and public offerings of equity securities totaling $109.2 million. In addition, the Company entered into a $3.8 million equipment lease financing and debt facility in December 1996, $0.3 million of which is available at December 31, 1997. Cash, cash equivalents and short-term investments totaled $75.4 million at December 31, 1997.

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

     Net cash used in operations was $21.1 million for the year ended December 31, 1997, compared to $10.4 million for the year ended December 31, 1996. This increase is primarily the result of the increased net loss for the period ended December 31, 1997. Net cash used in investing activities increased to $49.0 million for the year ended December 31, 1997 from $8.5 million for the year ended December 31, 1996 primarily resulting from the purchase of $61.5 million in short-term investments using a portion of the proceeds from the Company's sales of common stock in January and October 1997. The Company's capital expenditures increased to $1.6 million for the year ended December 31, 1997 from $0.9 million for the year ended December 31, 1996, primarily representing investment in equipment for the central radiolabeling facility and equipment and furniture related to increased staffing. Net cash provided by financing activities increased to $81.7 million for the year ended December 31, 1997 from $24.3 million for the year ended December 31, 1996, resulting primarily from the public offerings of the Company's common stock in January and October 1997. Net cash used in operations was $10.4 million for the year ended December 31, 1996, compared to $2.6 million for the combined year ended December 31, 1995. This increase was primarily the result of the increased net loss for the period ended December 31, 1996, partially offset by an increase in accrued liabilities. Net cash used in investing activities increased $8.4 million for the year ended December 31, 1996 from $0.1 million for the combined year ended December 31, 1995 primarily resulting from the purchase of $8.6 million in short-term investments using a portion of the proceeds of the Company's sale of preferred stock in April 1996. The Company's capital expenditures increased to $0.9 million for the year ended December 31, 1996 from $0.1 million for the combined year ended December 31, 1995, primarily representing investment in equipment associated with the centralized radiolabeling capability. Net cash provided by financing activities increased to $24.3 million for the year ended December 31, 1996 from $6.2 million for the combined year ended December 31, 1995, resulting primarily from the sale of the Company's preferred stock in April 1996.

     The Company expects that its existing capital resources, including the net proceeds of its public offerings and interest thereon, will be adequate to satisfy the requirements of its current and planned operations into 1999. At December 31, 1997, the Company had entered into a long-term lease obligation for office and laboratory space that will require material commitments for capital expenditures. The Company's future capital requirements will depend on a number of factors, including: the scope and results of preclinical studies and clinical trials; continued progress of the Company's research and development of potential products; the cost, timing and outcome of regulatory approvals; the expenses of establishing a sales and marketing force; the timing and cost of establishment or procurement of requisite production, radiolabeling and other capacities; the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; the need to acquire licenses to new technology; the status of competitive products; and the availability of other financing.

IMPACT OF THE YEAR 2000

     At this time, the Company believes that with upgrades of existing software and conversions to new software, both of which are readily available in the market, the Year 2000 issue will not pose significant operational problems for its internal computer systems. Modifications and conversions to the Company's internal computer systems are expected to be completed not later than September 30, 1999. Some risks associated with the Year 2000 issue are beyond the ability of the Company to control, for example, the extent to which the Company's suppliers and service providers, including providers of telephone services, address the Year 2000 issue. A failure by a third party to adequately address the Year 2000 issue would have a material adverse impact on such third party, and could result in a material adverse impact on the Company. The Company, however, has initiated formal communications with its significant suppliers and service providers to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company does not expect the estimated cost of implementing its Year 2000 plan to be significant.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Coulter Pharmaceutical, Inc.

     We have audited the accompanying consolidated balance sheets of Coulter Pharmaceutical, Inc. (a development stage company) (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations and cash flows for each of the two years in the period ended December 31, 1997 and for the periods from inception (February 16, 1995) to December 31, 1995 and 1997 and the related statement of stockholders' equity for the period from inception (February 16, 1995) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coulter Pharmaceutical, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 and for the periods from inception (February 16, 1995) to December 31, 1995 and 1997, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 26, 1998

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 20,451        $  8,826
  Short-term investments....................................      54,994           7,617
  Prepaid expenses and other current assets.................         269             499
  Current portion of employee loans receivable..............          --              35
                                                                --------        --------
          Total current assets..............................      75,714          16,977
Property and equipment, net.................................       2,263             924
Employee loans receivable...................................         323             271
Other assets................................................         371             149
                                                                --------        --------
                                                                $ 78,671        $ 18,321
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,768        $  1,490
  Payable to Beckman Coulter................................          70             111
  Accrued liabilities.......................................       7,959           4,330
  Current portion of equipment financing obligations and
     debt facility..........................................         715             309
                                                                --------        --------
          Total current liabilities.........................      10,512           6,240
Non current portion of equipment financing obligations and
  debt facility.............................................       2,298           1,535
Commitments
Stockholders' equity:
  Preferred stock, issuable in series, $.001 par value:
  3,000,000 and 20,000,000 shares authorized; none and
     19,797,940 shares issued and outstanding at December
     31, 1997 and 1996, respectively........................          --          28,355
  Common stock, $.001 par value: 30,000,000 shares
     authorized; 13,570,224 and 437,612 shares issued and
     outstanding at December 31, 1997 and 1996,
     respectively...........................................          14               1
Additional paid-in capital..................................     111,598           2,488
Net unrealized loss on securities available-for-sale........          (7)             (3)
Deferred compensation.......................................      (1,085)         (1,964)
Deficit accumulated during the development stage............     (44,659)        (18,331)
                                                                --------        --------
          Total stockholders' equity........................      65,861          10,546
                                                                --------        --------
                                                                $ 78,671        $ 18,321
                                                                ========        ========

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              FOR THE PERIOD
                                              FOR THE PERIOD                                       FROM
                                              FROM INCEPTION                                    INCEPTION
                                               (FEBRUARY 16,                                  (FEBRUARY 16,
                                                 1995) TO        YEAR ENDED     YEAR ENDED       1995) TO
                                               DECEMBER 31,     DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                   1995             1996           1997            1997
                                              ---------------   ------------   ------------   --------------
Operating expenses:
  Research and development..................   $      2,539       $ 13,681       $ 21,045        $ 37,265
  Selling, general and administrative.......            581          2,409          7,610          10,600
                                               ------------       --------       --------        --------
Total operating expenses....................          3,120         16,090         28,655          47,865
Interest income and other, net..............            127            752          2,327           3,206
                                               ------------       --------       --------        --------
Net loss....................................   $     (2,993)      $(15,338)      $(26,328)       $(44,659)
                                               ============       ========       ========        ========
Basic and diluted net loss per share........   $ (12,736.17)      $(649.39)      $  (2.58)
                                               ------------       --------       --------
Shares used in computing
  basic and diluted net loss per share......          0.235             24         10,197
                                               ============       ========       ========
Pro forma basic and diluted net loss per
  share.....................................   $      (1.28)      $  (2.65)
                                               ------------       --------
Shares used in computing pro forma basic and
  diluted net loss per share................          2,342          5,793
                                               ============       ========

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                    NET
                                                                                                 UNREALIZED
                                    CONVERTIBLE PREFERRED                                           LOSS
                                            STOCK              COMMON STOCK       ADDITIONAL   ON SECURITIES
                                    ---------------------   -------------------    PAID-IN     AVAILABLE-FOR-     DEFERRED
                                      SHARES      AMOUNT      SHARES     AMOUNT    CAPITAL          SALE        COMPENSATION
                                    -----------   -------   ----------   ------   ----------   --------------   ------------
Issuance of Series A convertible
  preferred stock to founders at
  $1.00 per share for cash and
  technology in February 1995.....    7,500,000   $ 2,500           --    $--      $     --         $--           $    --
Issuance of Series B convertible
 preferred stock to a founder at
 $1.50 per share for cash in
 August and October 1995, less
 issuance costs of $11............    2,333,333     3,489           --     --            --          --                --
Exercise of common stock options
 by a consultant at $0.30 per
 share for cash in November
 1995.............................           --        --        2,059     --             1          --                --
Net loss..........................           --        --           --     --            --          --                --
                                    -----------   -------   ----------    ---      --------         ---           -------
Balances at December 31, 1995.....    9,833,333   $ 5,989        2,059     --      $      1          --                --
Issuance of Series C convertible
 preferred stock and warrants for
 498,705 shares of common stock to
 investors at $2.25 per share for
 cash in April 1996, less issuance
 costs of $55.....................    9,964,607    22,366           --     --            --          --                --
Issuance of common stock to a
 prospective officer at $0.45 per
 share for cash in March 1996.....           --        --      400,000      1           179          --                --
Issuance of common stock pursuant
 to stock option exercises........           --        --       35,553     --            14          --                --
Unrealized loss on securities
 available-for-sale, net..........           --        --           --     --            --          (3)               --
Deferred compensation related to
 grants of certain stock
 options..........................           --        --           --     --         2,294          --            (2,294)
Amortization of deferred
 compensation.....................           --        --           --     --            --          --               330
Net loss..........................           --        --           --     --            --          --                --
                                    -----------   -------   ----------    ---      --------         ---           -------
Balances at December 31, 1996.....   19,797,940   $28,355      437,612    $ 1      $  2,488         $(3)          $(1,964)
Conversion of convertible
 preferred stock into common
 stock............................  (19,797,940)  (28,355)   6,599,287      6        28,349          --                --
Issuance of 2,875,000 shares of
 common stock at $12.00 per share
 less issuance costs of $3,226....           --        --    2,875,000      3        31,274          --                --
Issuance of common stock pursuant
 to stock options exercises.......           --        --       77,358     --            45          --                --
Issuance of common stock pursuant
 to warrant exercises.............           --        --      385,315      1         3,127          --                --
Deferred compensation related to
 grant of certain stock options...           --        --           --     --           206          --              (206)
Amortization of deferred
 compensation.....................           --        --           --     --            --          --             1,085
Issuance of common stock pursuant
 to the employee stock purchase
 plan.............................           --        --       33,152     --           280          --                --
Issuance of 3,162,500 shares of
 common stock at $15.50 per share
 less issuance costs of $3,190....           --        --    3,162,500      3        45,829          --                --
Unrealized loss on securities
 available-for-sale, net..........           --        --           --     --            --          (4)               --
Net loss..........................           --        --           --     --            --          --                --
                                    -----------   -------   ----------    ---      --------         ---           -------
Balance at December 31, 1997......           --   $    --   13,570,224    $14      $111,598         $(7)          $(1,085)
                                    ===========   =======   ==========    ===      ========         ===           =======


                                      DEFICIT
                                    ACCUMULATED
                                     DURING THE        TOTAL
                                    DEVELOPMENT    STOCKHOLDERS'
                                       STAGE          EQUITY
                                    ------------   -------------
Issuance of Series A convertible
  preferred stock to founders at
  $1.00 per share for cash and
  technology in February 1995.....    $     --       $  2,500
Issuance of Series B convertible
 preferred stock to a founder at
 $1.50 per share for cash in
 August and October 1995, less
 issuance costs of $11............          --          3,489
Exercise of common stock options
 by a consultant at $0.30 per
 share for cash in November
 1995.............................          --              1
Net loss..........................      (2,993)        (2,993)
                                      --------       --------
Balances at December 31, 1995.....    $ (2,993)      $  2,997
Issuance of Series C convertible
 preferred stock and warrants for
 498,705 shares of common stock to
 investors at $2.25 per share for
 cash in April 1996, less issuance
 costs of $55.....................          --         22,366
Issuance of common stock to a
 prospective officer at $0.45 per
 share for cash in March 1996.....          --            180
Issuance of common stock pursuant
 to stock option exercises........          --             14
Unrealized loss on securities
 available-for-sale, net..........          --             (3)
Deferred compensation related to
 grants of certain stock
 options..........................          --
Amortization of deferred
 compensation.....................          --            330
Net loss..........................     (15,338)       (15,338)
                                      --------       --------
Balances at December 31, 1996.....    $(18,331)      $ 10,546
Conversion of convertible
 preferred stock into common
 stock............................          --             --
Issuance of 2,875,000 shares of
 common stock at $12.00 per share
 less issuance costs of $3,226....          --         31,277
Issuance of common stock pursuant
 to stock options exercises.......          --             45
Issuance of common stock pursuant
 to warrant exercises.............       3,128
Deferred compensation related to
 grant of certain stock options...          --
Amortization of deferred
 compensation.....................          --          1,085
Issuance of common stock pursuant
 to the employee stock purchase
 plan.............................          --            280
Issuance of 3,162,500 shares of
 common stock at $15.50 per share
 less issuance costs of $3,190....          --         45,832
Unrealized loss on securities
 available-for-sale, net..........          --             (4)
Net loss..........................     (26,328)       (26,328)
                                      --------       --------
Balance at December 31, 1997......    $(44,659)      $ 65,861
                                      ========       ========

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                               FOR THE PERIOD
                                                        FOR THE PERIOD                              FROM
                                                        FROM INCEPTION                           INCEPTION
                                                        (FEBRUARY 16,        YEAR ENDED        (FEBRUARY 16,
                                                           1995) TO         DECEMBER 31,          1995) TO
                                                         DECEMBER 31,    -------------------    DECEMBER 31,
                                                             1995          1996       1997          1997
                                                        --------------   --------   --------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................     $(2,993)      $(15,338)  $(26,328)     $(44,659)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Depreciation and amortization.......................          12             49        250           311
  Amortization of deferred compensation...............          --            330      1,085         1,415
Changes in operating assets and liabilities:
  Prepaid expenses and other current assets...........         (40)          (459)       230          (269)
  Employee loans receivable...........................         (31)          (275)       (17)         (323)
  Other assets........................................         (26)          (123)      (222)         (371)
  Accounts payable....................................         341          1,149        278         1,768
  Payable to Beckman Coulter..........................          25             86        (41)           70
  Accrued liabilities.................................         265          4,152      3,629         8,046
                                                           -------       --------   --------      --------
          Net cash used in operating activities.......      (2,447)       (10,429)   (21,136)      (34,012)
                                                           -------       --------   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments...................          --        (10,879)   (61,525)      (72,404)
Maturities of short-term investments..................          --            986     14,144        15,130
Sale of short-term investments........................          --          2,270         --         2,270
Purchases of property and equipment...................        (105)          (876)    (1,589)       (2,570)
                                                           -------       --------   --------      --------
          Net cash used in investing activities.......        (105)        (8,499)   (48,970)      (57,574)
                                                           -------       --------   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of equipment financing obligations and debt
  facility............................................          --            (44)      (531)         (575)
Borrowings under equipment financing obligations and
  debt facility.......................................          --          1,800      1,700         3,500
Proceeds from issuances of convertible preferred
  stock, net..........................................       5,989         22,366         --        28,355
Proceeds from issuance of common stock, net...........           1            194     80,562        80,757
                                                           -------       --------   --------      --------
Net cash provided by financing activities.............       5,990         24,316     81,731       112,037
                                                           -------       --------   --------      --------
Net increase in cash and cash equivalents.............       3,438          5,388     11,625        20,451
Cash and cash equivalents at beginning of period......          --          3,438      8,826            --
                                                           -------       --------   --------      --------
Cash and cash equivalents at end of period............     $ 3,438       $  8,826   $ 20,451      $ 20,451
                                                           =======       ========   ========      ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid.........................................     $    --       $     --   $    283      $    283
Schedule of non-cash investing and financing
  activities:
Net exercises of warrants to purchase 37,785 shares of
  common stock........................................     $    --       $     --   $    453      $    453
Acquisition of equipment pursuant to supplemental
  lease obligation....................................     $    --       $     78   $     --      $     78
Deferred compensation related to grant of certain
  stock options.......................................     $    --       $  2,294   $    206      $  2,500

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

     In the course of its development activities, the Company has sustained continuing operating losses and expects such losses to continue over the next several years. The Company plans to continue to finance its operations with a combination of stock sales, collaborative agreements with corporate partners, revenues from product sales and technology licenses. The Company's ability to continue as a going concern is dependent upon successful execution of financings and, ultimately, upon achieving profitable operations.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Coulter Pharma Belgium, SA which was formed under the laws of Belgium in June 1996. Intercompany balances and transactions have been eliminated.

     In connection with its formation, the Company issued 5,000,000 shares of its Series A preferred stock (since converted to 1,666,666 shares of common stock) to Coulter Corporation in exchange for rights to certain intellectual property, contractual rights and other assets pertaining to Bexxar(TM). In 1997 Beckman Instruments acquired Coulter Corporation (now known as "Beckman Coulter"). Prior to the acquisition, all shares of the Company's stock were distributed to the members of the Coulter family. Beckman Coulter retains the rights to the assignment agreement and under the terms of this assignment agreement, royalties are payable to Beckman Coulter upon commercial sale of product, if any, derived from these licenses. Beckman Coulter also has the right, in lieu of receiving cash, to purchase shares of the Company's equity securities at the then current fair market value of such securities with respect to the first $4.5 million payable to Beckman Coulter under this assignment agreement. This transaction was accounted for as an acquisition of assets from an affiliate with the amounts brought over at their historical basis of $0.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Net Loss Per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Standards No. 128 "Earnings Per Share" ("SFAS 128"). The Statement requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented.

     For all periods presented, both basic and diluted net loss per share are computed based on weighted average number of common shares outstanding during the period. Stock options and warrants to purchase common shares could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share as their effect is anti-dilutive for the periods presented.

     Pro forma basic net loss per share as presented in the Statements of Operations has been computed as described above and also gives effect to the conversion of the convertible preferred stock that automatically

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

converted into common stock upon completion of the Company's initial public offering in January 1997 (using the if converted method). Such shares are included from their original date of issuance.

     A reconciliation of shares used in the calculation of basic and diluted and pro forma basic and diluted net loss per share follows:

                                   PERIOD FROM INCEPTION
                                    (FEBRUARY 16, 1995)      YEAR ENDED DECEMBER 31
                                        TO DECEMBER        ---------------------------
                                           1995                1996           1997
                                   ---------------------   ------------   ------------
Net loss.........................       $(2,993,000)       $(15,338,000)  $(26,328,000)
                                        ===========        ============   ============
Basic and diluted
Weighted-average shares of Common
  Stock outstanding..............               235              23,619     10,197,225
                                        -----------        ------------   ------------
Shares used in computing basic
  and diluted net loss per
  share..........................               235              23,619     10,197,225
                                        ===========        ============   ============
Basic and diluted net loss per
  share..........................       $(12,736.17)       $    (649.39)  $      (2.58)
                                        ===========        ============   ============
Pro Forma Basic and diluted
Shares used in computing basic
  and diluted net loss per
  share..........................               235              23,619
Adjusted to reflect the effect of
  the assumed conversion of
  Preferred Stock................         2,341,665           5,768,911
                                        -----------        ------------
Shares used in computing pro
  forma basic and diluted net
  loss per share.................         2,341,900           5,792,530
                                        ===========        ============
Pro forma basic and diluted net
  loss per share.................       $     (1.28)       $      (2.65)
                                        ===========        ============

  Current Vulnerability to Certain Concentrations

     The Company has contracted with two third-party manufacturers, Boehringer Ingleheim Pharma KG ("BI Pharma KG") and LONZA Biologics plc ("Lonza"), to produce a monoclonal antibody (the "B-1 Antibody"). The Company has also contracted with a third-party manufacturer, MDS Nordion, Inc. ("Nordion") for the radiolabeling of the B-1 Antibody in a centralized facility. However, should the Company not be able to obtain sufficient quantities of the B-1 Antibody from BI Pharma KG or Lonza or radiolabeled B-1 Antibody from Nordion, or additional suppliers, certain research and development activities may be delayed.

  Cash, Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Short-term investments consist of investments with original maturities greater than three months, but less than two years.

     The Company accounts for its cash equivalents and short-term investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under the provisions of SFAS 115, the Company has classified its cash equivalents and short-term investments as "available-for-sale." Such investments are recorded at fair value and unrealized gains and losses, which are considered to be temporary, are recorded as a separate component of Stockholders' equity until realized. The Company classifies all investments in its available-for-sale portfolio as current assets.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Foreign Currency Translation

     The functional currency of Coulter Pharma Belgium, SA is the U.S. Dollar. Assets and liabilities of Coulter Pharma Belgium, SA are translated at current exchange rates, and the related revenues and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustment is recorded in selling, general and administrative expense in the accompanying consolidated statements of operations and has been immaterial since the formation of the subsidiary in June 1996.

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

  Stock-Based Compensation

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The following is a summary of available-for-sale securities (in thousands):

                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------   ----------
December 31, 1997
Money market funds............................  $  1,409        $--         $ --       $  1,409
Commercial paper..............................    22,792        --            (7)        22,785
Corporate Bond................................    23,661         5            (8)        23,658
US Government-backed securities...............    11,061        --            (4)        11,057
Certificate of Deposits.......................    16,316         4            --         16,320
                                                --------        --          ----       --------
          Total...............................    75,239         9           (19)        75,229
Less amounts classified as cash equivalents...   (20,238)       --            (3)       (20,235)
                                                --------        --          ----       --------
          Total short-term investments........  $ 55,001        $9          $(16)      $ 54,994
                                                ========        ==          ====       ========

December 31, 1996
Money market funds............................  $  1,874        $--         $ --       $  1,874
Commercial paper..............................    14,481        --            (3)        14,478
                                                --------        --          ----       --------
          Total...............................    16,355        --            (3)        16,352
Less amounts classified as cash equivalents...    (8,735)       --            --         (8,735)
                                                --------        --          ----       --------
          Total short-term investments........  $  7,620        $--         $ (3)      $  7,617
                                                ========        ==          ====       ========

     There were no realized gains or losses on the sales of available-for-sale securities in the year ended December 31, 1997. Realized gain or losses of available-for-sale securities in the year ended December 31, 1996 were not significant.

     At December 31, 1997, the contractual maturities of short-term investments were as follows (in thousands):

                                                                        ESTIMATED
                                                      AMORTIZED COST    FAIR VALUE
                                                      --------------    ----------
Due in one year or less.............................     $47,260         $47,253
Due after one year through two years................       7,741           7,741
                                                         -------         -------
                                                         $55,001         $54,994
                                                         =======         =======

 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                              1996     1997
                                                              ----    ------
Machinery and equipment.....................................  $143    $1,427
Furniture and fixtures......................................    95       176
Construction in process.....................................   743       967
                                                              ----    ------
                                                               981     2,570
Less accumulated depreciation...............................   (57)     (307)
                                                              ----    ------
Property and equipment, net.................................  $924    $2,263
                                                              ====    ======

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 4. SPONSORED RESEARCH AND LICENSE AGREEMENTS

     The Company has entered into numerous agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. As of December 31, 1997, noncancelable commitments under these arrangements were approximately $1.6 million. In order to maintain certain of these licenses, the Company must pay specified annual license fees. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any.

 5. ACCRUED LIABILITIES

     Accrued liabilities consists of the following at December 31 (in thousands):

                                                              1996      1997
                                                             ------    ------
Accrued research and development expenses..................  $3,505    $6,426
Accrued clinical trial costs...............................     342       620
Other......................................................     483       913
                                                             ------    ------
          Total............................................  $4,330    $7,959
                                                             ======    ======

 6. EQUIPMENT FINANCING OBLIGATIONS AND LONG TERM DEBT

     In December 1996, the Company entered into a $3,827,000 equipment lease financing and debt facility with a financing company of which $327,000 remains available at December 31, 1997. The Company makes monthly payments plus interest on amounts borrowed over the 48-month term of the facility. Amounts outstanding under the equipment facility are secured by the underlying assets. Included in property and equipment at December 31, 1997 are assets with a cost of $1,165,000 ($78,000 at December 31, 1996) acquired pursuant to a fixed interest rate equipment loan. Accumulated amortization of assets acquired pursuant to these obligations was approximately $196,000 and $15,000 at December 31, 1997 and 1996, respectively.

     In December 1996, the Company borrowed $1,722,000 under the unsecured debt provision of the facility. The Company will make 48 monthly payments of approximately $42,000 followed by a final payment of approximately $172,000 all of which include interest at a fixed rate of 11.75%.

     In March 1997, the Company borrowed $613,000 under the unsecured debt provision of the facility. The Company will make 48 monthly payments approximately $15,000 followed by a final payment of approximately $61,000, all of which include interest at a fixed rate of 11.91%.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     At December 31, 1997, the Company's aggregate commitment under such agreement, together with the net present value of the obligations, is as follows (in thousands):

                        YEARS ENDING
                        DECEMBER 31:
                        ------------
     1998...................................................  $1,023
     1999...................................................   1,023
     2000...................................................   1,200
     2001...................................................     424
                                                              ------
                                                              $3,670
Less amounts representing interest..........................    (657)
Less current portion........................................    (715)
                                                              ------
                                                              $2,298
                                                              ======

 7. COMMITMENTS

     The Company leases its offices under operating leases which expire at various dates beginning in 1999 through 2002. Rent expense under these leases totaled approximately $461,000 for the year ended December 31,1997, $186,000 for the year ended December 31, 1996, and $71,000 for the period from inception (February 16, 1995) to December 31, 1995.

     At December 31, 1997, the aggregate noncancelable future minimum payments under the operating leases are as follows (in thousands):

                       YEARS ENDING                          OPERATING
                       DECEMBER 31:                           LEASES
                       ------------                          ---------
  1998.....................................................   $  567
  1999.....................................................      398
  2000.....................................................      321
  2001.....................................................      268
  2002.....................................................       99
                                                              ------
          Total............................................   $1,653
                                                              ======

     On November 7, 1997, the Company entered into a cancelable agreement to lease additional facilities. The monthly rent payments are from $78,000 to $120,000 throughout the term of the lease. In connection with its lease agreement, the Company obtained a letter of credit agreement from a bank which secures the aggregate future payments under the lease.

     The Company is also contractually committed under development agreements with contract manufacturers. Such future commitments are approximately $8,300,000 at December 31, 1997 (none at December 31, 1996).

8. RELATED PARTY TRANSACTIONS

     The Company issued loans to employees totaling $30,000 and $455,000 for the period from inception (February 16, 1995) to December 31, 1995 and the year ended December 31, 1996, respectively. The loans were either repaid in full or converted to new loan agreements in 1997. The Company entered into loan agreements with certain key employees, totaling $670,000 for the period ended December 31, 1997. The loans are non-interest bearing with various terms ranging from four to ten years. The forgiven amount and the repaid amount will be calculated on a pro-rata basis over years one through ten of continued employment. In the

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

event an employee ceases to be employed by the Company, the loan becomes interest-bearing and due within a reasonable period not to exceed three months. Each loan is secured by a Second Deed of Trust on employee's residence. As of December 31, 1997, $595,000 was outstanding.

     The Company had a relationship with Beckman Coulter, an affiliate at the time. Prior to the acquisition of Coulter Corporation by Beckman Instruments, Inc. in 1997, all of the Company's stock was distributed to members of the Coulter family. Beckman Coulter had supplied the B-1 Antibody and certain other services at its cost in support of the Company's ongoing development of Bexxar. In addition, pursuant to a sublicense assignment agreement, the Company has agreed to reimburse Beckman Coulter for royalties due to third parties with respect to certain intellectual property rights sublicensed to the Company. Beckman Coulter also has the right, in lieu of receiving cash, to purchase shares of the Company's equity securities at the then current market value of such securities with respect to the first $4.5 million payable under the assignment agreement for royalties due upon commercial sale of product, if any, derived from these licenses. Included in research and development expense is $254,000 and $172,000 for the years ended December 31, 1996 and 1997, respectively and $291,000 for the period from inception (February 16, 1995) to December 31, 1995 related to services provided by Beckman Coulter and reimbursements to Beckman Coulter for license fees and supplies.

 9. STOCKHOLDERS' EQUITY

  Preferred Stock

     In January 1997, the Company completed its initial public offering of common stock under the Securities Act of 1933, in which approximately $31.3 million in net proceeds was realized (including net proceeds from the exercise of the underwriter's over-allotment option). Upon the completion of the initial public offering all of the Series A, B and C preferred stock outstanding converted into 6,599,287 shares of common stock. Also upon the completion of the offering, the Company's Certificate of Incorporation was amended to authorize 3,000,000 shares of preferred stock, none of which are issued or outstanding. The Company's board of directors is authorized to determine the designation, powers, preferences and rights of any such series. The company has reserved 200,000 shares of preferred stock for potential issuance under the Share Purchase Rights Plan.

  EQUITY INCENTIVE PLANS

     The 1995 Equity Incentive Plan (the "1995 Plan") was adopted in 1995 by the Board of Directors and allowed for the granting of options for up to 866,666 shares of common stock to employees, consultants and directors.

     In December 1996, the Board of Directors adopted the 1996 Equity Incentive Plan (the "1996 Plan") under which a total of 1,400,000 shares of the Company's authorized but unissued common stock has been reserved for issuance thereunder.

     Stock options granted under the 1995 and 1996 Plans (collectively, the "Plans") may be either incentive stock options or non-qualified stock options. Incentive stock options may be granted to employees with exercise prices not less than the fair market value at the date of grant and nonqualified stock options may be granted at exercise prices of no less than 85% of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. All options are to have a term not greater than 10 years from the date of grant. Options vest as determined by the Board of Directors, generally at the rate of 25% at the end of the first year with the remaining balance vesting ratably over the next three years (but not less than 20% of the total number of shares granted per year). The 1995 Plan terminated upon the closing of the Company's initial public offering in January 1997.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Activity under the Plans was as follows:

                                                       OPTIONS OUTSTANDING
                                                     ------------------------
                                         OPTIONS      NUMBER       EXERCISE       WEIGHTED-
                                        AVAILABLE       OF          PRICE          AVERAGE
                                        FOR GRANT     SHARES      PER SHARE     EXERCISE PRICE
                                        ----------   ---------   ------------   --------------
Shares authorized.....................     333,333          --   $         --       $   --
Options granted.......................    (220,756)    220,756   $       0.30       $ 0.30
Options exercised.....................          --      (2,059)  $       0.30       $ 0.30
                                        ----------   ---------   ------------       ------
Balance at December 31, 1995..........     112,577     218,697   $       0.30       $ 0.30
Shares authorized.....................     533,333          --   $         --           --
Options granted.......................    (658,492)    658,492   $0.30-$12.00       $ 1.99
Options exercised.....................          --     (35,551)  $0.30-$ 2.25       $ 0.41
Options canceled......................      19,333     (19,333)  $0.30-$ 0.75       $ 0.73
                                        ----------   ---------   ------------       ------
Balance at December 31, 1996..........       6,751     822,305   $0.30-$12.00       $ 1.64
Shares authorized.....................   1,400,000          --   $         --       $   --
Options granted.......................  (1,010,100)  1,010,100   $8.50-$19.13       $10.83
Options exercised.....................          --     (77,358)  $0.30-$ 2.25       $ 0.59
Options cancelled.....................     106,063    (106,063)  $0.30-$10.75       $ 2.04
Options terminated....................    (100,314)         --             --           --
                                        ----------   ---------   ------------       ------
Balance at December 31, 1997..........     402,400   1,648,984   $0.30-$19.13       $ 7.29
                                        ==========   =========   ============       ======

     Options were exercisable to purchase 11,104 shares (at a weighted-average exercise price of $0.30 per share), 65,440 shares (at a weighted-average exercise price of $0.43 per share), and 222,201 shares (at a weighted-average exercise price of $6.52 per share) at December 31, 1995, 1996 and 1997, respectively.

     Exercise prices for options outstanding under the Plans as of December 31, 1997 ranged from $0.30 to $19.13 per share. The weighted-average remaining contractual life of those options is 9.1 years.

                                               WEIGHTED-
                    OPTIONS OUTSTANDING         AVERAGE        EXERCISABLE OPTIONS
                 --------------------------    REMAINING    -------------------------
                               WEIGHTED-      CONTRACTUAL                WEIGHTED-
EXERCISE PRICE                  AVERAGE          LIFE                     AVERAGE
     RANGE        NUMBER     EXERCISE PRICE   (IN YEARS)    NUMBER    EXERCISE PRICE
--------------   ---------   --------------   -----------   -------   ---------------
$0.30-$0.75        292,082      $ 0.5545          8.1       127,266      $ 0.5039
$1.20-$2.25        288,970      $ 2.0078          8.9        64,813      $ 1.8785
$4.50-$8.50        198,332      $ 7.4849          9.2        16,722      $ 4.8189
$8.625-$8.625      524,400      $ 8.6250          9.6         3,000      $ 8.6250
$8.875-$18.50      207,800      $12.7359          9.3        10,000      $12.1875
$19.125-$19.125    137,400      $19.1250          9.9           400      $19.1250
                 ---------      --------          ---       -------      --------
                 1,648,984      $ 7.2917          9.1       222,201      $ 1.8985

     The Company has reserved 2,051,384 shares of its common stock for options to purchase common shares which may be issued under the Plans.

     In March 1996, 400,000 shares of common stock were purchased at $0.45 per share by an officer of the Company. The Company has the right to repurchase these shares under certain conditions. At December 31, 1997, 225,000 common shares were available for repurchase.

     The Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's common stock, as

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

determined by the Board of Directors, for common stock issued and common stock options granted in 1996 and 1997. Such amount totals approximately $2,500,000 and are being amortized over the corresponding vesting period of each respective share purchase or option, generally four years.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the minimum value method with weighted-average risk-free assumptions for 1995 and 1996 of 5.94% and 6.06%, respectively. The weighted-average expected life of the options was approximately 4.9 years and 5.1 years for 1995 and 1996, respectively. The fair value of employee stock options granted subsequent to December 1996 was estimated at the date of grant using a Black-Scholes option pricing model for the single option approach with the following weighted-average assumptions for 1997: weighted average risk-free interest rate of 5.8%; volatility factor of the expected market price of the Company's common stock of 68%; and a weighted-average expected life of the option of 4.1 years from the granting date. No dividend payments are expected.

     The pro forma information required by SFAS 123 includes compensation expenses related to the Company's employee stock purchase plan and has also been calculated based on the fair value method using a Black-Scholes option pricing model using the weighted-average assumptions discussed above.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                        PERIOD FROM
                                         INCEPTION
                                         (FEBRUARY
                                         16, 1995)               YEAR ENDED
                                             TO                 DECEMBER 31,
                                        DECEMBER 31,    -----------------------------
                                            1995            1996             1997
                                        ------------    -------------    ------------
Pro forma (as adjusted) net loss......    $(2,994)        $(15,378)        $(27,296)
Pro forma (as adjusted) net loss per
  share...............................    $ (1.28)        $  (2.65)        $  (2.68)

     The weighted average fair market value of options granted from the period of inception (February 16, 1995) to December 31, 1995, and for the years ended December 31, 1996 and 1997 was $0.08, $1.46 and $10.83, respectively. Because SFAS 123 is applicable only to options granted subsequentl to December 31, 1994, its pro forma effect will not be fully reflected until fiscal 1998.

  1996 Employee Stock Purchase Plan

     In December 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which employees can purchase shares of the Company's common stock based on a percentage of their compensation. The purchase price per share must be equal to at least 85% of the market value on the date offered or the date purchased. A total of 350,000 shares of common stock are reserved for issuance thereunder. At December 31, 1997, 33,152 shares had been issued under the Purchase Plan (none at December, 1996).

     The Company has reserved sufficient shares of its common stock, which may be issued under the Purchase Plan.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Share Purchase Rights Plan

     In July 1997, the Company adopted a Share Purchase Rights Plan (the "Rights Plan"), commonly known as a "poison pill". The Rights Plan provides for the distribution of certain rights to acquire shares of the Company's Series A Junior Participating Preferred Stock (the "Rights") as a dividend for each share of common stock held of record as of August 20, 1997. Under certain conditions involving an acquisition or proposed acquisition by any person or group holding 20% or more of the common stock, the Rights permit the holders (other than the 20% holder) to purchase the Company's common stock at a 50% discount from the market price at that time, upon payment of an exercise price of $70 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of shares of common stock of an acquirer at a 50% discount from the market price at that time. The Rights have no voting privileges and are attached to and automatically trade with the Company's common stock. The Rights expire on July 30, 2007.

  Warrants

     In January 1997, the Company received approximately $3.1 million from the cash exercise of warrants to purchase 347,530 shares of its common stock and issued an additional 37,785 shares of its common stock upon the net exercise of warrants to purchase 151,173 shares of its common stock.

     As of December 31, 1997, a warrant to purchase 24,666 shares of common stock at an exercise price of $9.75 per share was outstanding and expires on or before dates ranging from December 6, 1996 through December 6, 2002.

     The Company has reserved sufficient shares of its common stock which may be issued upon the exercise of outstanding warrants.

10. INCOME TAXES

     As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $42,500,000. The federal net operating loss carryforwards will expire at various dates beginning in 2010 through 2012 if not utilized.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets are as follows at December 31 (in thousands):

                                                           1996        1997
                                                          -------    --------
Net operating loss carryforwards........................  $ 6,200    $ 14,900
Capitalized research and development....................      900       2,100
Research credit carryforwards (expiring 2010 - 2012)....      100         600
Other -- net............................................      100         100
                                                          -------    --------
          Total deferred tax assets.....................    7,300      17,700
Valuation allowance.....................................   (7,300)    (17,700)
                                                          -------    --------
Net deferred tax assets.................................  $     0    $      0
                                                          =======    ========

     Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6,200,000 during the year ended December 31, 1996.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Identification of Directors and Executive Officers

     The information required by this Item concerning the Company's directors and executive officers is incorporated by reference to the Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Executive Officers."

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions" and "Executive Compensation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBIT    EXHIBIT
FOOTNOTE   NUMBER                       DESCRIPTION OF DOCUMENT
--------   -------                      -----------------------
  (1)         3.1     Amended and Restated Certificate of Incorporation of the
                      Registrant.
  (1)         3.2     Bylaws of the Registrant.
  (1)         4.1     Reference is made to Exhibits 3.1 and 3.2.
  (1)         4.2     Specimen stock certificate
  (1)         4.3     Amended and Restated Investors' Rights Agreement, dated
                      April 18, 1996, between the Registrant and certain
                      investors.
  (1)         4.4     Warrant Agreement to purchase Common Stock, dated December
                      6, 1996, between the Registrant and Lease Management
                      Services, Inc.
  (1)        10.1     Form of Indemnity Agreement to be entered into between the
                      Registrant and its officers and directors.
  (2)        10.2     1996 Equity Incentive Plan.
  (2)        10.3     Form of Equity Incentive Stock Option.
  (2)        10.4     Form of Nonstatutory Stock Option.

EXHIBIT    EXHIBIT
FOOTNOTE   NUMBER                       DESCRIPTION OF DOCUMENT
--------   -------                      -----------------------
  (2)        10.5     1996 Employee Stock Purchase Plan.
  (1)        10.6     Assignment Agreement, dated February 24, 1995, between the
                      Registrant, Beckman Coulter and certain investors.
  (1)        10.7     Manufacturing Agreement, dated August 20, 1996, between
                      Lonza Biologics PLC and the Registrant.
  (1)        10.8     Equipment Lease Financing Agreement, dated December 6, 1996, between the Registrant and Lease Management Services, Inc.
  (1)        10.9+    First Amendment to Manufacturing Agreement, dated November
                      21, 1996, by and between Lonza Biologics PLC and the
                      Registrant.
  (1)       10.10+    Development Agreement, dated November 15, 1995, by and
                      between MDS Nordion Inc. and the Registrant.
  (1)       10.11+    Patent License Agreement, dated March 15, 1996, by and
                      between the Region Wallone, the Universite Cathololique de
                      Louvain and Coulter Pharma Belgium, SA.
  (3)       10.12+    Second Amendment to Manufacturing Agreement, dated June 30,
                      1997, by and between Lonza Biologics PLC and the Registrant.
  (4)       10.13+    Third Amendment to Manufacturing Agreement, date September
                      26, 1997, by and between Lonza Biologics PLC and the
                      Registrant.
  (4)       10.14+    Fourth Amendment to Manufacturing Agreement, dated September
                      17, 1997, by and between Lonza Biologics PLC and the
                      Registrant
            10.15+    Contract Research and Development Agreement, dated October
                      22, 1997, by and between Dr. Karl Thomae GmbH and the
                      Registrant
            10.16+    Fifth Amendment to Manufacturing Agreement, dated October
                      27, 1997, by and between Lonza Biologics PLC and the
                      Registrant.
            10.17+    Lease Agreement, dated November 7, 1997, by and between HMS
                      Gateway Office L.P. and the Registrant.
  (1)        21.1     Subsidiaries of the Registrant.
             23.1     Consent of Ernst & Young LLP, Independent Auditors
             27.1     Financial Data Schedule

---------------
(1) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 333-17661), as amended.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-23265) and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Special Report on Form 8-K filed September 29, 1997 and incorporated herein by reference.

  + Portions omitted pursuant to a request of confidentiality filed separately with the Commission.

     (3) Form 8-K.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the Registrant during the last quarter covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COULTER PHARMACEUTICAL, INC.

                                          BY: /s/ MICHAEL F. BIGHAM

                                             -----------------------------------
                                             Michael F. Bigham
                                             President and CEO
Date: March 20, 1998

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ MICHAEL F. BIGHAM                    President, Chief Executive     March 20, 1998
-----------------------------------------------------       Officer and Director
                 (Michael F. Bigham)                        (Principal Executive
                                                                  Officer)

                /s/ WILLIAM G. HARRIS                     Vice President and Chief      March 20, 1998
-----------------------------------------------------         Financial Officer
                 (William G. Harris)                      (Principal Financial and
                                                             Accounting Officer)

                  /s/ BRIAN ATWOOD                                Director              March 20, 1998
-----------------------------------------------------
                   (Brian Atwood)

                 /s/ DONALD L. LUCAS                              Director              March 20, 1998
-----------------------------------------------------
                  (Donald L. Lucas)

                  /s/ ROBERT MOMSEN                               Director              March 20, 1998
-----------------------------------------------------
                   (Robert Momsen)

                 /s/ ARNOLD ORONSKY                               Director              March 20, 1998
-----------------------------------------------------
                  (Arnold Oronsky)

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                     /s/ SUE VAN                                  Director              March 20, 1998
-----------------------------------------------------
                      (Sue Van)

              /s/ GEORGE J. SELLA, JR.                            Director              March 20, 1998
-----------------------------------------------------
               (George J. Sella, Jr.)

             /s/ JOSEPH R. COULTER, III                           Director              March 20, 1998
-----------------------------------------------------
              (Joseph R. Coulter, III)

                                 EXHIBIT INDEX

EXHIBIT     EXHIBIT
FOOTNOTE    NUMBER                       DESCRIPTION OF DOCUMENT
--------    -------                      -----------------------
  (1)         3.1      Amended and Restated Certificate of Incorporation of the
                       Registrant..................................................
  (1)         3.2      Bylaws of the Registrant....................................
  (1)         4.1      Reference is made to Exhibits 3.1 and 3.2...................
  (1)         4.2      Specimen stock certificate..................................
  (1)         4.3      Amended and Restated Investors' Rights Agreement, dated
                       April 18, 1996, between the Registrant and certain
                       investors...................................................
  (1)         4.4      Warrant Agreement to purchase Common Stock, dated December
                       6, 1996, between the Registrant and Lease Management
                       Services, Inc. .............................................
  (1)        10.1      Form of Indemnity Agreement to be entered into between the
                       Registrant and its officers and directors...................
  (2)        10.2      1996 Equity Incentive Plan..................................
  (2)        10.3      Form of Equity Incentive Stock Option.......................
  (2)        10.4      Form of Nonstatutory Stock Option...........................
  (2)        10.5      1966 Employee Stock Purchase Plan...........................
  (1)        10.6      Assignment Agreement, dated February 24, 1995, between the
                       Registrant, Beckman Coulter and certain investors...........
  (1)        10.7      Manufacturing Agreement, dated August 20, 1996, between
                       Lonza Biologics PLC and the Registrant......................
  (1)        10.8      Equipment Lease Financing Agreement, dated December 6, 1996, between the Registrant and Lease Management Services,
                       Inc. .......................................................
  (1)        10.9+     First Amendment to Manufacturing Agreement, dated November
                       21, 1996, by and between Lonza Biologics PLC and the
                       Registrant..................................................
  (1)        10.10+    Development Agreement, dated November 15, 1995, by and
                       between MDS Nordion, Inc. and the Registrant................
  (1)        10.11+    Patent License Agreement, dated March 15, 1996, by and
                       between the Region Wallone, the Universite Cathololique de
                       Louvain and Coulter Pharma Belgium, SA......................
  (3)        10.12+    Second Amendment to Manufacturing Agreement, dated June 30,
                       1997, by and between Lonza Biologics PLC and the
                       Registrant..................................................
  (4)        10.13+    Third Amendment to Manufacturing Agreement, dated September
                       26, 1997, by and between Lonza Biologics PLC and the
                       Registrant..................................................
  (4)        10.14+    Fourth Amendment to Manufacturing Agreement, dated Septem-
                       ber 17, 1997, by and between Lonza Biologics PLC and the
                       Registrant..................................................
             10.15+    Contract Research and Development Agreement, dated October
                       22, 1997, by and between Dr. Karl Thomae GmbH and the
                       Registrant..................................................
             10.16+    Fifth Amendment to Manufacturing Agreement, dated October
                       27, 1997, by and between Lonza Biologics PLC and the
                       Registrant..................................................
             10.17+    Lease Agreement, dated November 7, 1997, by and between HMS
                       Gateway Office L.P. and the Registrant......................
  (1)        21.1      Subsidiaries of the Registrant..............................
             23.1      Consent of Ernst & Young LLP, Independent Auditors..........
             27.1      Financial Data Schedule.....................................

---------------
(1) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 333-17661), as amended.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-23265) and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Special Report on Form 8-K filed September 29, 1997 and incorporated herein by reference.

 + Portions omitted pursuant to a request of confidentiality filed separately with the Commission.