Form 10-K405
period 1998-12-31
COULTER PHARMACEUTICALS INC
filed 1999-03-30
CIK 942416

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NO. 0-21905

                          COULTER PHARMACEUTICAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              94-32190758
   (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)
        600 GATEWAY BOULEVARD,                          94080
   SOUTH SAN FRANCISCO, CALIFORNIA                    (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 650-553-2000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the Common Stock listed on the Nasdaq Stock Market(R) on March 12, 1999 was $253,017,897*.

     The total number of shares outstanding of the Registrant's Common Stock was 16,745,797 as of March 12, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting are incorporated herein by reference into Part III of this Report.

     Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration Nos. 333-17661 and 333-36607), are incorporated herein by reference into Part IV of this Report.

* Based on a closing price of $23.50 per share. Excludes 5,979,078 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 12, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1. BUSINESS

     Coulter Pharmaceutical is engaged in the development of novel drugs and therapies for the treatment of people with cancer. The Company currently is developing a family of cancer therapeutics based upon two drug discovery programs: therapeutic antibodies and targeted oncologics. Within these broad drug discovery programs, the Company is currently concentrating on two distinct platform technologies: therapeutic antibodies based on conjugated antibody technology and targeted oncologics based on tumor activated peptide ("TAP") pro-drug technology.

     The Company's most advanced product candidate, Bexxar(TM) (iodine I 131 tositumomab), consists of a monoclonal antibody conjugated with a radioisotope. The Company intends to seek a priority review for the initial approval of Bexxar for the treatment of low-grade and transformed low-grade non-Hodgkin's lymphoma ("NHL") in patients who have relapsed after or are refractory to chemotherapy, while simultaneously pursuing clinical trials to expand the potential use of Bexxar to other indications. In a Phase I/II clinical trial of Bexxar, 42 patients with low-grade or transformed low-grade NHL who had relapsed from previous chemotherapy regimens achieved an 83% overall response rate and a 48% complete response rate. Of those patients who experienced a complete response, the average duration of response was 20.2 months as of July 1997, the date of the final study report. In December 1997, the Company presented data on a multi-center, Phase II clinical trial in heavily pre-treated low-grade and transformed low-grade NHL patients. The patients achieved a complete response rate of 31% of the 45 evaluable patients with the median duration of complete response not yet reached (longest complete response of greater than twenty months). In December 1998, the Company presented data from its pivotal Phase III clinical trial on 60 NHL patients who were refractory to chemotherapy. The results showed, with statistical significance, that more patients experienced remission with a single therapeutic dose of Bexxar compared to their last chemotherapy regimen and that these remissions were of longer duration. The overall response rate was 65% with a median duration of response of 6.5 months. The Company also announced in December 1998, that the United States Food and Drug Administration ("FDA") had designated Bexxar as a Fast Track Product for which the agency will take appropriate actions to expedite development and review. The designation was awarded because one of the targeted indications for the therapy is transformed, low-grade NHL, a life-threatening unmet medical need. The Company believes that Bexxar, if approved, would become the first radioimmunotherapy approved in the United States for the treatment of people with cancer. Significant uncertainty exists as to the extent to which the Fast Track designation will result in a priority review and approval, and this designation does not ensure product approval. The FDA could require additional clinical trials or other information before approving Bexxar. The Company cannot predict the ultimate impact, if any, of the Fast Track designation on the timing or likelihood of FDA approval of Bexxar.

     The Company intends to pursue additional trials to expand the potential use of Bexxar to other indications. The Company currently is conducting a single-center Phase II trial in newly diagnosed low-grade NHL patients. An interim analysis of data from the first 32 patients showed a 100% overall response rate. Of the 24 patients for whom adequate data was available, 71% achieved complete responses. Additionally, in nine of the patients, no evidence of NHL could be detected at molecular levels using polymerase chain reaction ("PCR") analysis. As of April 1998, 24 patients were in on-going remission, with the longest duration being 18.5 months.

     The objective of the Company's second technology platform, the TAP pro-drug program, is to broaden significantly the therapeutic windows of conventional chemotherapies. The Company currently is developing a pro-drug version of doxorubicin to treat certain solid tumor cancers with the objective of filing an Investigational New Drug ("IND") application in 1999.

     The Company was incorporated under the laws of Delaware in February 1995. The Company's conjugated antibody program is based upon the antibody therapeutics program which originated in the late 1970s at Coulter Corporation, a recognized leader in the field of hematology. Upon its formation in February 1995, the Company acquired worldwide rights to Bexxar and related intellectual property, know-how and other assets from Coulter Corporation. In October 1997, Coulter Corporation was acquired by Beckman Instruments, Inc., and is now known as Beckman Coulter, Inc. ("Beckman Coulter"). In December 1998, the Company announced a joint collaboration agreement with SmithKline Beecham Corporation ("SB") granting them joint marketing rights in the United States and exclusive commercial rights internationally, except Japan, for Bexxar.

BACKGROUND

  Cancer: The Disease and Its Treatment

     Cancer afflicts millions of people worldwide. It is currently the second leading cause of death in the United States and is estimated to account for more than 560,000 deaths annually. Some forty percent of Americans are expected to develop cancer and, despite noteworthy success in the treatment of some cancers, about half of these cancer patients will die from the disease.

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

     Chemotherapeutic drugs are not sufficiently specific to cancer cells to avoid affecting normal cells, especially those that are growing rapidly. As a result, patients often experience debilitating side effects such as nausea, vomiting, hair loss, anemia, nerve toxicity and fatigue, as well as life-threatening side effects such as immune system suppression and cardiac toxicity. Such side effects can limit the effectiveness of therapy because the clinician must avoid exceeding the maximum dose of drug that the patient can tolerate. Since dosages must be limited to avoid unacceptable side effects, it may not be possible to administer sufficiently high doses of chemotherapeutic drugs to overcome the natural ability of cancer cells to become resistant. A number of chemotherapeutic agents originally thought to have promise as cancer drugs have failed in the clinic because the minimum effective dose exceeded the maximum tolerable dose. Ideally, a chemotherapeutic agent would have a minimum effective dose well below the maximum tolerable dose, thereby providing physicians with a wide "therapeutic window" or a range of doses within which all patients could be treated effectively.

     In cases of certain severe blood-borne malignancies and metastatic solid tumor cancers, bone marrow transplants ("BMT") may be performed to treat patients who typically have exhausted all other treatment options. Transplants generally are performed in connection with regimens of aggressive chemotherapy and/or radiation therapy. While techniques are improving, BMTs are associated with side effects and high rates of mortality and morbidity and remain a very expensive alternative.

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

     Monoclonal Antibodies. The human immune system is comprised of specialized cells, including B-cells and T-cells, that function in the recognition, destruction and elimination of disease-causing foreign substances and of virally infected or malignant cells. Human antibodies, which are produced by the B-cells, play a vital role in the proper functioning of the immune system. They have predetermined functions based primarily upon their ability to recognize specific antigens, which are molecular structures on the surface of disease-causing substances or diseased cells. Each antigen serves as a binding site for the antibody specific to that antigen, and each disease-causing substance or diseased cell can be identified by its antigens.

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

     Enhancements of Conventional Chemotherapies. A number of organizations have explored methods of improving the delivery of cytotoxic drugs to tumor cells, with the objective of expanding the therapeutic window for these drugs in the treatment of cancer. Approaches that have been commercialized include encapsulation of the drug in a liposome to regulate the rate at which it is released and impregnation of an implantable matrix with the drug to enable its delivery locally over time as the matrix dissolves. Sustained release of cytotoxic drugs using liposomal formulations has modestly enhanced the therapeutic window for these compounds, but instability of the formulations and accumulations in the skin have produced undesirable side effects. Surgical implantation of a matrix is limited inherently to the treatment of localized tumor masses and is not applicable to blood-borne or metastatic cancers.

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

     The Company intends to file a Biologic License Application ("BLA") with the FDA in 1999 for the use of Bexxar for the treatment of low-grade and transformed low-grade NHL in patients who have relapsed after or are refractory to chemotherapy. The Company intends to seek priority review and marketing approval for Bexxar, while simultaneously pursuing clinical trials to expand its potential uses to other indications. The Company believes that Bexxar, if successfully developed, would be the first radioimmunotherapy approved in the United States for treatment of people with cancer.

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

COULTER PHARMACEUTICAL'S STRATEGY

     The Company's goal is to develop and commercialize novel drugs and drug therapies for the treatment of people with cancer based on selected insights from the emerging understanding of the molecular biology of malignant cells. The Company's conjugated antibody program is based upon the antibody therapeutics program which originated in the late 1970s at Beckman Coulter, a recognized leader in the field of hematology. Upon its formation, Coulter Pharmaceutical obtained worldwide rights to Bexxar and related intellectual property, as well as a significant body of expertise pertaining to the selection and development of suitable antibodies and appropriate radioisotopes (and other cytotoxic agents) and methods for devising optimized therapies. The Company's TAP pro-drug program is based upon technology that has been under development at Universite Catholique de Louvain, Belgium, since 1986 and which was exclusively licensed to the Company in 1996. Based on this foundation, the Company has established a strategy comprised of the following primary elements:

     Pursue Expedited Approval of Bexxar. The Company intends to seek expedited FDA review for marketing approval for Bexxar for the treatment of low-grade and transformed low-grade NHL in patients who have relapsed after or are refractory to chemotherapy, while simultaneously pursuing clinical trials to expand the potential use of Bexxar to other indications. The Company intends to file for FDA marketing approval for this indication in 1999. In December 1998, the Company announced that the FDA had designated Bexxar as a Fast Track Product for which the agency will take appropriate actions to expedite review and development. The Company also intends to seek approval for other NHL indications based on additional clinical trials, and has commenced a Phase II clinical trial of Bexxar as a stand-alone, first-line treatment for patients with newly diagnosed low-grade NHL.

     Establish Sales and Marketing Capability. The Company intends to market and sell its products in the United States through a direct sales force and, where appropriate, in collaboration with marketing partners. This strategy is intended to enable the Company to establish a commercial presence in the cancer therapeutics market with Bexxar, if approved, and to create the capability to sell other products that it may develop or in-license. The Company believes that an established sales and marketing capability will enable it to compete effectively for opportunities to license or distribute later-stage product candidates and approved products. Internationally, the Company intends to distribute its products through marketing partners. In December 1998 the company entered into an agreement with SB to jointly commercialize Bexxar. The two companies will co-promote Bexxar in the United States following regulatory approval with each company fielding its own sales force and both companies sharing profits equally. Outside the Unites States, excluding Japan, the Company has granted SB exclusive marketing and distribution rights for Bexxar in return for product royalties and milestone payments.

     Leverage Existing Technology Platforms. The Company intends to develop additional products based on the lead compounds being generated in its TAP pro-drug program and by leveraging its expertise in conjugated antibodies to develop other immunotherapies. In its TAP pro-drug program, the Company currently is engaged in preclinical development of Super-Leu-Dox, a pro-drug version of doxorubicin, with the objective of filing an IND in 1999 and commencing clinical trials in 2000. The Company also intends to apply its TAP pro-drug technology to other classes of cytotoxic drugs to broaden significantly the therapeutic windows of such agents. The Company is evaluating potential conjugated antibody therapies for the treatment of other blood-borne malignancies and selected solid tumor cancers.

     Leverage Development Expertise. The Company believes that it has built substantial product development capabilities and expertise in the cancer field due in part to the advanced stage of the Bexxar program since the time that it was obtained from Coulter Corporation. The Company believes it can leverage this development expertise to accelerate the development of other products in the cancer therapeutics field. The Company intends to pursue other product candidates derived from sponsored research or available for in-licensing in both blood-borne malignancies and solid tumor cancers, particularly in areas that may be complementary to its existing technology platforms.

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

BEXXAR: RADIOIMMUNOTHERAPY FOR NON-HODGKIN'S LYMPHOMA

     The Company plans to file a BLA with the FDA in 1999 for its first product candidate, Bexxar. The Company believes that Bexxar, if successfully developed, would become the first radioimmunotherapy approved in the United States for the treatment of people with cancer.

  Non-Hodgkin's Lymphoma and Its Current Treatment

     Non-Hodgkin's lymphomas are blood-borne cancers of the immune system, all sharing the common feature of a proliferation of malignant B-cells. According to statistics from the National Cancer Institute, approximately 270,000 people are afflicted with NHL in the United States. More than 56,000 new cases are expected to be diagnosed in 1999. NHL is currently the sixth leading cause of death among cancers in the United States and has the second fastest growing mortality rate.

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

     Proprietary Protocol. Bexxar is administered intravenously in a single, two-dose regimen consisting of a dosimetric dose, three whole body gamma counts and a therapeutic dose. The Company has rights in two issued patents relating to methods for radioimmunotherapy and dosing using Bexxar and other anti-CD20 antibodies. The proprietary protocol is flexible: the timing of the counts and of the therapeutic dose can be adjusted to some extent to accommodate the schedules of clinicians and patients. The chart below depicts the protocol being used in the Company's current clinical trials. The dosimetric dose consists of 35 mg of Anti-B1 Antibody trace-labeled with 5 millicuries ("mCi") of (131)I. Immediately after the dosimetric dose, the patient undergoes a whole body gamma count. The patient returns for two additional counts on the second, third or fourth and the seventh or eighth days of the therapy to show how much of the radiolabeled antibody has been eliminated from the body at each point in time. This information is used to calculate the correct individualized therapeutic dose to achieve a total body radiation of 75 centiGray ("cGy"). The amount of radiolabeled antibody needed to achieve this optimal dose ranges from approximately 40 to 200 mCi of (131)I due to wide patient-to-patient variability in the rates at which the antibody is eliminated. The therapeutic dose is administered once from seven to fourteen days after the dosimetric dose. Both the dosimetric dose and the therapeutic dose are preceded by a 450 mg dose of unlabeled Anti-B1 Antibody to improve the targeting of malignant B-cells by the radiolabeled Anti-B1 Antibody. These pre-doses of unlabeled Anti-B1 Antibody optimize the distribution of radiolabeled antibody in patients with bulky disease or large spleens, minimize the required dose by slowing its elimination from the body and may also contribute to the overall efficacy of the product. Additionally, the patient takes non-radioactive iodine drops orally during the course of the therapy to prevent uptake of (131)I into the thyroid gland.

                                    [IMAGE]

     Relying upon the dosimetric properties of (131)I to account for critical patient-to-patient variability in the rate at which the antibody is cleared makes it possible to deliver predictably a total body radiation dose that has been determined to maximize therapeutic benefit with manageable side effects and without the need for bone marrow rescue. Because Bexxar is administered in a single, two-dose regimen and is well tolerated, it is expected to require relatively little patient follow-up and physician intervention. In contrast, chemotherapy requires administration of several cytotoxic agents in repeated cycles of therapy over a six- to eight-month period during which the patient must be monitored carefully and/or treated for side effects. Until recently, patients have been kept in the hospital to monitor radiation levels for up to four days following the therapeutic dose. However, under new Nuclear Regulatory Commission ("NRC") regulations, patients are increasingly being treated with Bexxar on an outpatient basis. Although the Company believes that Bexxar can be administered primarily on an outpatient basis, some hospitals may be required to administer the therapeutic dose on an inpatient basis under their own or under applicable state or local regulations. See "-- Radioactive and Other Hazardous Materials."

     CD20 Antigen. The CD20 antigen is a highly selective cell surface marker found on B-cells: expression of the CD20 antigen is limited to B-cells, is found on 95% of such cells and occurs on B-cells primarily during that stage of their life cycle when NHL arises. The CD20 antigen is not expressed by stem cells, B-cell progenitor cells or plasma cells; thus, these cells are not targeted by Bexxar. As a result, while Bexxar targets and destroys both normal and malignant B-cells, unaffected plasma cells continue to function in the immune system and B-cell populations can be regenerated after therapy by unaffected B-cell progenitor cells.

                                    [IMAGE]

     In addition, the CD20 antigen is neither internalized by the B-cell nor released into circulation after it has been bound to the Anti-B1 Antibody, ensuring that the antibody-radioisotope conjugate will remain in place to destroy the B-cell.

     The Anti-B1 Antibody. The Anti-B1 Antibody exhibits very high specificity for the CD20 antigen and, because it is a sub-class IgG(2a) antibody, is capable of recruiting an immune response to those B-cells to which it binds. Further, the Anti-B1 Antibody directly affects cell function, triggering apoptosis in a portion of the B-cells to which it binds. The use of a murine antibody promotes rapid clearance of unbound radiolabeled antibody from circulation, which reduces radiotoxicity. Due to the impaired state of the NHL patient's immune system and the short course of therapy, the development of antibodies to the murine antibody has been minimal to date and has not been a limiting factor in treatment under the protocol.

     The Anti-B1 Antibody used in Bexxar was generated in 1978 by the Dana-Farber Cancer Institute in collaboration with Coulter Corporation. The Anti-B1 Antibody has been available commercially from Coulter Corporation (now Beckman Coulter) as a diagnostic reagent since 1982 and is generally accepted as the reference standard for the identification of B-cells. Rights to the antibody for therapeutic applications were transferred to Coulter Pharmaceutical from Coulter Corporation in February 1995.

     (131)Iodine Radioisotope. The (131)I radioisotope used in Bexxar was selected over other radioisotopes because it (i) produces both gamma emissions which permit dosimetry for dose optimization and compact beta emissions for a concentrated therapeutic effect, (ii) provides additional commercial and clinical benefits based on its relatively long half-life, (iii) has characteristics which reduce the risk of bone marrow damage without sacrificing efficacy, and (iv) has long-established medical uses in other cancer treatments.

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

     The comparatively lower energy and shorter path length of the beta emission of (131)I concentrate the destructive energy of the radioisotope on the B-cell to which the antibody is bound and to adjacent microscopic clusters of malignant cells which are common to NHL. Moreover, (131)I causes minimal damage to nearby normal tissues in contrast to other radioisotopes that have longer path length beta emissions which may extend too far beyond the targeted area.

     The relatively long half-life of (131)I, approximately eight days, permits radiolabeling at a centralized facility to ensure consistent quality, increase the number of clinical sites capable of administering this radioimmunotherapy and reduce overall manufacturing costs. The eight-day half-life also provides the therapeutic advantage of exposing bound malignant cells to radiation over a longer period of time than other radioisotopes with shorter half-lives.

     When bound to a B-cell, (131)I's energy and short path length, together with its relatively long half-life, minimize bone marrow damage while optimizing the therapeutic effect of the radiation. Further, as the Anti-B1 Antibody is metabolized, the released (131)I radioisotope is eliminated rapidly and unlike some other radioisotopes does not concentrate naturally in the bone matrix.

     (131)Iodine is currently an inexpensive radioisotope that has long-established medical uses in other cancer treatments. Hence, medical facilities and clinicians are accustomed to its handling, use and disposal and already have developed the appropriate procedures and facilities for its safe therapeutic application.

  Clinical Results and Development Plan

     The initial study of Bexxar was a Phase I/II dose escalation clinical trial at the University of Michigan Medical Center which completed patient enrollment in early 1996. This trial was used to develop and refine the proprietary therapeutic protocol, to determine the maximum tolerated dose of total body radiation and to assess the safety and efficacy profile of treatment with the radiolabeled Anti-B1 Antibody in patients representing a full range of NHL histologies. Based on the data generated in this clinical trial, the Company has pursued clinical development of Bexxar for the treatment of low-grade and transformed low-grade NHL.

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

     Phase I/II Trial Results. A total of 59 patients were enrolled in the Phase I/II dose escalation clinical trial. Preliminary data from this clinical trial were first published in August 1993 in the New England Journal of Medicine and updated, interim clinical results were reported in July 1996 in the Journal of Clinical Oncology. Of the 59 patients enrolled in this trial, 42 had low-grade or transformed low-grade NHL, which are the histologies the Company has pursued in its clinical trials. These 42 patients, who had failed on average more than four prior treatment regimens with chemotherapy, achieved an 83% overall response rate, with a 48% complete response rate and a 35% partial response rate. This 42-patient cohort included eight patients who previously had received and failed an autologous bone marrow transplant prior to participation in the clinical trial. The 42 patients in this cohort received total body radiation doses of up to 85 cGy in this dose escalation trial. Four of the 42 patients did not receive the therapeutic dose of radiolabeled antibody due to their rapidly deteriorating medical condition or the presence of an antibody response to the murine antibody, which arose prior to May 1993 in the early stages of the Phase I/II dose escalation clinical trial under the yet to be optimized treatment protocol. Of the 38 patients who received a therapeutic dose, 53% experienced a complete response with an average duration of response of 20.2 months, with a range of five to 46 months as of July 1997. As of such date, nine of these patients were still in complete response.

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

     As part of its phase I/II dose escalation study, 13 patients who had responded to an initial treatment with Bexxar were retreated following relapse. Data concerning there patients was presented at the American Society of Clinical Oncology meeting in May 1998. Eight of the 13 patients responded to treatment with four of the 13 patients experiencing a complete response. In patients who had achieved a complete response after initial treatment with Bexxar, five of six experienced an overall response and three of six achieved a second complete response.

     Phase II Dosimetry Validation Clinical Trial. The Company completed a multi-center dosimetry validation clinical trial in a total of 47 patients with relapsed or refractory low-grade and transformed low-grade NHL in order to demonstrate that Bexxar's treatment protocol could be implemented consistently at multiple clinical sites. During this trial, the Company refined its proprietary protocol to streamline the therapeutic dose calculation, establishing that accurate antibody elimination rates could be determined from three gamma camera scans. Overall, 45 of the 47 enrolled patients were evaluable, having received the protocol-specified therapy. The evaluable patients had received on average, over four prior therapies, 42% had bulky disease (tumor burden of greater than 500 grams), and 53% had not responded to their last chemotherapy. Of the evaluable patients, 31% (14 patients) achieved a complete response. Ten of the 14 patients with a complete response had not relapsed with the longest duration of response exceeding 20 months as of December 1997. As of that date, the median duration of complete response had not been reached. None of the evaluable patients developed human anti-mouse antibodies. A complete response was achieved at each clinical site involved in the trial.

     Phase III Pivotal Trial. In December 1998, the Company presented results from its pivotal Phase III trial of 60 NHL patients refractory to chemotherapy. The patients represented a difficult-to-treat group, having either no response to prior chemotherapy, or disease progression within six months of their last chemotherapy regimen. The primary clinical endpoint was the comparison between the patient's duration of remission on Bexxar and the duration of remission on the patient's last chemotherapy, as assessed by a masked, randomized review of efficacy data by an independent panel of physicians. Of the 41 cases where response durations to chemotherapy and Bexxar were not equivalent, 32 patients (78 percent) experienced a longer duration of response to Bexxar compared to only nine patients (22 percent) who experienced a longer duration of response to prior chemotherapy. The median duration of remission on Bexxar was 6.5 months, approximately doubling the 3.4-month median duration of remission experienced on their last chemotherapy. At December 1998, the longest duration of remission in this trial with Bexxar was ongoing at 17.3 months. The overall response rate, a secondary clinical endpoint, also was significantly greater on Bexxar with 39 of 60 patients (65 percent) responding to Bexxar compared to only 17 of 60 patients (28 percent) responding to prior chemotherapy. In addition, ten of 60 Bexxar-treated patients (17 percent) experienced a complete remission (or complete elimination of signs and symptoms of the disease) compared to only two of 60 patients (3 percent) who experienced a complete remission on prior chemotherapy. Bexxar was well tolerated with mild to moderate non-hematologic toxicity and acceptable hematologic toxicity.

     Results presented are based upon interim data which have been submitted to the FDA, certain portions of which have not yet been published in a peer reviewed publication. No assurance can be given that the Company's future clinical results will be consistent with the results of the Phase I/II dose escalation, the Phase II dosimetry validation and the Phase III pivotal clinical trials, which were conducted at relatively few sites with a relatively small number of patients per NHL histology and disease stage and some of which had different clinical objectives than the Company's current or planned clinical trials. See "Risk Factors -- Uncertainties Related to Product Development."

  Clinical Development of Bexxar

     Based on the foregoing results of the Phase I/II, Phase II dosimetry validation and Phase III pivotal clinical trials, the Company will rely on three additional clinical trials to support an application to the FDA for the initial marketing approval of Bexxar expected to be filed in 1999; (i) interim data from an ongoing expanded access clinical trial, (ii) interim data from an ongoing Phase II clinical trial to evaluate the extent to which the therapeutic benefit of Bexxar is derived from the combination of the Anti-B1 Antibody and the radioisotope, in comparison to the Anti-B1 Antibody alone; and (iii) to expand the use of Bexxar to other indications and to support the initial BLA, interim data from an ongoing Phase II clinical trial of Bexxar as a first-line treatment for patients with low-grade NHL and intends to conduct additional clinical trials in the future. The Company's collaboration agreement with SB provides for SB to participate in the administration, management and funding of certain current and future clinical trials.

     Expanded Access Clinical Trial. The Company currently is conducting a multi-center expanded access trial for patients with NHL who have failed prior chemotherapy. The program was established by the Company in response to requests from physicians and patients for continued access to Bexxar during the period prior to potential FDA marketing approval. The trial is expected to include approximately 100 community and academic oncology centers across the United States.

     Phase II Unlabeled Versus Labeled Antibody Clinical Trial. The Company is conducting a multi-center Phase II clinical trial in 78 patients with relapsed, low-grade and transformed low-grade NHL. Patients are randomized into two groups: one group receives Bexxar pursuant to the proprietary protocol; the other group receives two 485 mg doses of unlabeled Anti-B1 Antibody eight days apart in a treatment regimen that is parallel to Bexxar. The objective of this clinical trial is to assess the incremental clinical activity from radiolabeling the Anti-B1 Antibody as compared to the clinical activity of the unlabeled Anti-B1 Antibody alone. Administration of the unlabeled Anti-B1 Antibody has not been designed for use as a stand-alone therapy, nor has the treatment regimen been optimized for such use. This trial was the subject of an abstract presented at the 1997 American Society of Therapeutic Radiation Oncology meeting in October 1997. The Company's objective is to complete enrollment of patients in this clinical trial in 1999.

     Phase II First-Line, Stand-Alone Treatment Clinical Trial. The Company currently is conducting a single-center Phase II trial in up to 80 newly diagnosed low-grade NHL patients. An interim analysis of data from the first 32 patients presented at the American Society of Clinical Oncology meeting in May 1998 showed a 100% response rate with 71% achieving a complete response. Additionally, in nine of the patients, no evidence of NHL could be detected at molecular levels using PCR analysis. As of April 1998, 24 patients were in ongoing remission, with the longest duration being 18.5 months. Side effect were generally mild to moderate and self-limited. The Company believes that its Phase II trial of Bexxar for patients newly diagnosed with NHL is the first trial of radioimmunotherapy as a stand alone, first-line treatment for people with cancer. The Company's objective is to complete enrollment of patients in this clinical trial in the first half of 1999.

     The ability of the Company to conduct and complete its ongoing and planned clinical trials in a timely manner is subject to a number of uncertainties and risks, including the rate at which patients can be accrued in each clinical trial, the Company's ability to obtain necessary regulatory approvals, the capacity of the Company's contract manufacturers to supply unlabeled and radiolabeled Anti-B1 Antibody as needed for patient treatment and the occurrence of unanticipated adverse events. Any suspension or delay of one or more of such clinical trials could have a material adverse effect on the Company's business, financial condition and results of operation. See "Risk Factors -- Uncertainties Related to Product Development," "-- Government Regulation; No Assurance of Regulatory Approvals," and "-- Dependence on Suppliers; Manufacturing and Scale-up Risk."

     Use of Bexxar for Bone Marrow Transplantation. The radiolabeled Anti-B1 Antibody has been the subject of other clinical trials to assess the efficacy of using the radiolabeled Anti-B1 Antibody to deliver the high levels of radiation necessary to prepare patients for autologous bone marrow transplants. The conventional preparation for autologous bone marrow transplants is chemotherapy and total body irradiation. These clinical trials were designed to determine the maximum tolerated dose, response duration and rates of response, progression-free survival and overall survival.

     The first of two clinical trials conducted at the University of Washington Medical Center and the Fred Hutchinson Cancer Research Center tested
(131)I-labeled Anti-B1 Antibody as a single agent to prepare patients for an autologous bone marrow transplant by achieving a total body radiation level of up to 997 cGy (over ten times Bexxar's dose). As reported in The Lancet in August 1995, of the 21 patients receiving the full radiotherapeutic regimen, the overall response rate was 86%, with a 76% complete response rate and a 10% partial response rate. Interim data from this clinical trial were published in the New England Journal of Medicine in October 1993. The second clinical trial, currently ongoing, is designed to test the combination of similarly high doses of radiolabeled Anti-B1 Antibody and high doses of chemotherapy in preparation for autologous bone marrow transplant. This clinical trial has enrolled 43 patients since its commencement in January 1995. Data from this clinical trial was presented at the American Society of Clinical Oncology meeting in May 1998. In this Phase I/II trial, 28 of 43 patients (65%) had low grade and 15 of 43 patients (35%) had intermediate or high grade NHL. Of the 42 evaluable patients, 31 of 42 patients (74%) are progression-free after a median follow-up of 1.5 years. All patients experienced myelosuppression by design with the high dose combination regimen of chemotherapy and Bexxar (at a level approximately four to ten times the mean standard dose of Bexxar). Other dose-limiting toxicities included pulmonary and gastrointestinal toxicities.

     In addition, a Phase II dose escalation clinical trial is ongoing at the University of Nebraska for the combined use of standard dose radiolabeled Anti-B1 Antibody and high dose chemotherapy as preparation for autologous bone marrow transplant.

     Other Clinical Trials. The Company is also conducting a Phase I multi-center investigational trial in patients previously treated with Bexxar. This open label trial includes low-, intermediate-, and high-grade NHL patients who have relapsed from their initial Bexxar treatment.

TAP PRO-DRUG PLATFORM

     The Company's second technology platform, its tumor-activated peptide pro-drug technology, has the potential to broaden significantly the therapeutic window of cytotoxic agents. The TAP pro-drug technology is based upon an understanding of the biochemical mechanisms utilized by cancer cells to metastasize and the identification of a potential means for exploiting these mechanisms and is being developed in collaboration with the Universite Catholique de Louvain, Belgium. TAP pro-drugs are designed to be (i) activated preferentially at the tumor site by enzymes secreted by the tumor, (ii) stable in circulation and in normal tissues and (iii) unable to penetrate normal cells or malignant cells until activated. As a result, relatively larger quantities of cytotoxic agents are expected to reach and enter malignant cells as opposed to normal cells, which could permit a significant increase in maximum tolerated dosages, potentially overcoming drug resistance in cancer cells. The Company's lead preclinical pro-drug candidate is a pro-drug version of doxorubicin known as Super-Leu-Dox. Doxorubicin is an off-patent chemotherapeutic drug which currently is used in the treatment of a number of solid tumor cancers, including breast, prostate, ovarian and soft-tissue sarcoma cancers.

                                    [IMAGE]

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

     This two-step activation process is designed to produce a significantly higher ratio of active to inactive doxorubicin in cancer cells relative to normal cells. In in vitro studies of Super-Leu-Dox, researchers have found that the concentration of activated to inactivated doxorubicin in tumor cells was 40 times higher than in normal cells. These results, if confirmed in clinical trials, offer the potential to improve significantly the therapeutic window of doxorubicin. The Company currently plans to complete preclinical development of Super-Leu-Dox and to commence clinical trials in 2000.

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

RESEARCH AND DEVELOPMENT

     The Company incurred research and development expenses of $13.7 million, $21.0 million, $28.7 million and $66.0 million for the years ended December 31, 1996, 1997 and 1998, and for the period from inception (February 16, 1995) to December 31, 1998, respectively.

MANUFACTURING

     The Company intends to utilize contract manufacturers for most of the preclinical and clinical requirements for its potential products and for all of its commercial needs. This strategy is expected to (i) accelerate the scale-up of manufacturing processes to commercial scale, (ii) reduce initial capital investment, (iii) result in competitive manufacturing costs, and (iv) provide access to a wide range of manufacturing technologies. The Company's collaboration agreement with SB provides for SB to participate in the planning, management and funding of manufacturing development.

     Pursuant to several contracts with the Company, Lonza Biologics PLC ("Lonza") now is supplying the Anti-B1 Antibody for use in ongoing clinical trials and to meet commercial requirements. There can be no assurance that the material produced by Lonza will be suitable for human use and that clinical trials or commercial supply will not be delayed or disrupted if Lonza is unable to meet the Company's demand for product.

     In addition, the Company has entered into agreements with Boehringer Ingleheim Pharma KG ("BI Pharma KG") to manufacture and supply Anti-B1 Antibody for use in ongoing clinical trials and to meet commercial requirements as well as provide for fill/finish and packaging services. The Company has committed to minimum order quantities of the Anti-B1 antibody from BI Pharma KG. The maximum amount of the penalty which would be payable if the Company did not place orders to purchase any antibody is approximately $5.4 million. There can be no assurance that the material produced by BI Pharma KG will be suitable for human use and that clinical trials or commercial supply will not be delayed or disrupted if Pharma KG is unable to meet the Company's demand for product.

     Radiolabeling currently is conducted at MDS Nordion Inc.'s ("Nordion") centralized radiolabeling facility. The Company has several contracts with Nordion that provide for radiolabeling services for clinical and commercial product. There can be no assurance that material produced by Nordion will be suitable for human use and clinical trials or commercial supply will not be delayed or disrupted if Nordion is unable to meet the Company's demand for product.

     If Bexxar is successfully developed and is approved for marketing by the FDA, the Company expects that production for commercialization will consist of
(i) production of bulk Anti-B1 Antibody by Lonza and BI Pharma KG, (ii) filling and labeling of individual product vials with Anti-B1 Antibody by another third-party supplier and/or BI Pharma KG, and (iii) radiolabeling of Anti-B1 Antibody at Nordion. While the Company plans to develop additional suppliers of these services, it expects to rely on its current suppliers for all or a significant portion of its requirements for Bexxar for the foreseeable future. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the (131)I radioisotope. Accordingly, any change in the Company's existing or planned contractual relationships with, or interruption in supply from, its third-party suppliers could adversely affect the Company's ability to complete its ongoing clinical trials and to market Bexxar, if approved. Any such change or interruption would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Dependence on Suppliers; Manufacturing and Scale-up Risk."

     The Company believes that the products it expects to develop in its TAP pro-drug program can be produced with standard chemical synthesis processes and expects to utilize third parties to meet clinical trial and any commercial requirements for these products. The Company is in discussions with potential manufacturers of Super-Leu-Dox, its initial TAP pro-drug product candidate. There can be no assurance that agreements will be entered into in a timely manner or under acceptable terms or that the material produced under the agreements will be suitable for human use.

DISTRIBUTION

     The unique properties of the Bexxar therapy require the distribution of the product to be tightly controlled. Due to its radioactive component, the product is shipped in a shielded container and must arrive at its destination within 24 - 48 hours of production. The product must also be under controlled temperature during shipment. The company will rely on many third parties to process orders and to package, store and ship the product. The Company is working with these suppliers to establish a commercial scale system for the product which will minimize risk and loss of inventory and provide efficient service to customers. There can, however, be no assurance that these third parties will handle the product in a manner that will minimize loss and damage of inventory. The Company is in the process of negotiating several contracts for the handling of the product before it is delivered to the customer. There can be no assurance that the Company will be able to enter into such agreements on commercially reasonable terms, on a timely basis or at all.

MARKETING AND SALES

     The Company intends to market and sell its products in North America through a direct sales force and, where appropriate, in collaboration with marketing partners. This strategy is intended to enable the Company to establish a commercial presence in the cancer therapeutics market with Bexxar, if approved, and to create the capability to sell other products that it may develop or in-license. The sales force is expected to initially call on oncologists, hematologists and nuclear medicine physicians in connection with the sale of Bexxar. The Company initially will focus its sales efforts on those physicians who treat the largest volume of NHL patients. These physicians generally are concentrated in large metropolitan areas. Because of the characteristics of Bexxar, the target physician must have access to a facility with radiopharmaceutical and gamma count capabilities. The Company believes such facilities are available in large metropolitan areas such that a significant portion of physicians who treat NHL patients will be able to prescribe Bexxar. The Company intends to distribute its products internationally through marketing partners.

     In December 1998, the Company entered into an agreement with SB to jointly commercialize Bexxar. The two companies will co-promote Bexxar in the United States following regulatory approval, with each company fielding its own sales force and both companies sharing profits equally. Outside the United States, excluding Japan, the Company has granted SB exclusive marketing and distribution rights in return for milestone payments and product royalties.

     The current purchasers of cancer therapeutics are hospitals, clinics, physicians, pharmacies, large HMOs and state and federal governments. Historically, physicians made treatment decisions and prescribed therapeutics which then were dispensed through the clinic, hospital or pharmacy. However, the United States health care system is undergoing significant changes and the decision-making authority of the physician varies. These changes may make it necessary for the Company to alter its marketing strategy prior to the launch of Bexxar or even after launch and could affect adversely the ability of the Company to generate revenues.

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

GOVERNMENT REGULATION

     The testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of the Company's proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, the Company believes that Bexxar and other immunotherapeutics that it may develop will be regulated by the FDA as biologics and that other products to be developed by the Company, including Super-Leu-Dox and other TAP pro-drugs, are likely to be regulated as drugs.

     The steps required before a drug or biologic may be approved for marketing in the United States generally include (i) preclinical laboratory tests and animal tests, (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence,
(iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) in the case of a biologic, the submission to the FDA of a BLA, or in the case of a drug, a New Drug Application ("NDA"), (v) FDA review of the BLA (or PLA/ELA) or NDA and (vi) satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with Good Manufacturing Practices ("GMP"). The testing and approval process requires substantial time, effort and financial resources, and there can be no assurance that any approval will be granted on a timely basis, if at all.

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

     The results of the preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of a BLA or NDA requesting approval to market the product. Before approving a BLA or NDA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with GMP. The FDA may delay approval of a BLA or NDA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. There can be no assurance that FDA approval of any BLA or NDA submitted by the Company will be granted on a timely basis, if at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed.

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

FOOD AND DRUG ADMINISTRATION MODERNIZATION ACT OF 1997

     In September 1998, the Company submitted a request to the FDA for the designation of Bexxar (for the treatment of patients with relapsed or refractory low-grade NHL) as a Fast Track product. The Fast Track designation means that the FDA will take such actions as are appropriate to expedite the development and review of the license for approval. In December 1998, the Company announced that it was notified by the FDA that Bexxar met the criteria for Fast Track designation. The designation was awarded because one of the targeted indications for the therapy is transformed, low-grade NHL, a life-threatening unmet medical need.

ORPHAN DRUG DESIGNATION

     Under the Orphan Drug Act and the Orphan Drug Amendments of 1998, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Bexxar received orphan drug designation from the FDA in May 1994. Although the FDA recently decided to remove NHL from the list of diseases for which orphan drug designation may be obtained, the previous designation of Bexxar will not be affected. In any event, there can be no assurance that competitors will not receive approval of other, different drugs or biologics for low-grade NHL. Thus, although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that it would provide the Company with a material commercial benefit.

RADIOACTIVE AND OTHER HAZARDOUS MATERIALS

     The manufacturing and administration of Bexxar requires the handling, use and disposal of (131)I, a radioactive isotope of iodine. These activities must comply with various state and federal regulations, regarding the handling, use and disposal of radioactive materials. Violations of these regulations could significantly delay completion of clinical trials and commercialization of Bexxar. For its ongoing clinical trials and for commercial-scale production, the Company relies on Nordion to radiolabel the Anti-B1 Antibody with (131)I at a single location in Canada. Violations of safety regulations could occur and the risk of accidental contamination or injury cannot be eliminated completely. In the event of any such noncompliance or accident, the supply of radiolabeled Anti-B1 Antibody for use in clinical trials or commercially could be interrupted, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Manufacturing."

     The administration of Bexxar entails the introduction of radioactive materials into patients. These patients emit radioactivity at levels that may pose a safety concern to others around them, especially healthcare workers for whom the cumulative effect of repeated exposure to radioactivity is of particular concern. These concerns are addressed in regulations promulgated by the NRC, as well as by various state and local governments and individual hospitals. Generally, patients who emit radioactivity above specified levels are required to be admitted to the hospital, where they can be isolated from others until radiation falls to approved levels. The NRC recently modified its regulations to make it easier for hospitals to treat patients with radioactive materials on an outpatient basis. Under these modified regulations, Bexxar may be administered on an outpatient basis in most cases. Although state and local governments often follow the lead of the NRC, many currently do not, and there can be no assurance that they will do so or that patients receiving Bexxar will not have to remain in the hospital for one to four days following administration of the therapeutic dose, adding to the overall cost of the therapy.

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

PATENTS AND OTHER INTELLECTUAL PROPERTY

     The Company believes that patent and trade secret protection is important to its business and that its future will depend in part on its ability to maintain its technology licenses, protect its trade secrets, secure additional patents and operate without infringing the proprietary rights of others. The Company currently holds exclusive rights to two issued United States patent and several patent applications that relate to the Bexxar therapeutic protocol. The Company also holds exclusive rights to a United States patent application relating to the manufacture of Bexxar and to several patent applications relating to the dosimetry methods employed in the administration of Bexxar. The Company also holds an exclusive license to patent applications filed in the United States and Europe relating to its TAP pro-drug program.

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

COMPETITION

     The pharmaceutical and biotechnology industries are intensely competitive. Any product candidate developed by the Company would compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of products for the treatment of people with cancer. Many of these organizations have financial, technical, manufacturing and marketing resources greater than those of the Company. Several of them have developed or are developing therapies that could be used for treatment of the same diseases targeted by the Company. One competitor known to the Company has received approval from the FDA for a non-radiolabeled chimeric antibody for the treatment of low-grade NHL. If a competing company were to develop or acquire rights to a more efficient or safer cancer therapy for treatment of the same diseases targeted by the Company, or one which offers significantly lower costs of treatment, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company believes that competition in the development and marketing of new cancer therapies will be based primarily on product efficacy and safety, time to market and price. To the extent the Company's product programs are successful, it also intends to rely to some degree on patents and other intellectual property and orphan drug designations to protect its products from competition.

     The Company believes that its product development programs will be subject to significant competition from companies utilizing alternative technologies as well as to increasing competition from companies that develop and apply technologies similar to the Company's technologies. Other companies may succeed in developing products earlier than the Company, obtaining approvals for such products from the FDA more rapidly than the Company or developing products that are safer, more effective and/or more cost effective than those under development or proposed to be developed by the Company. There can be no assurance that research and development by others will not render the Company's technology or potential products obsolete or non-competitive or result in treatments superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed technologies.

PRODUCT LIABILITY AND INSURANCE

     The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. The Company has only limited product liability insurance for clinical trials and no commercial product liability insurance. There can be no assurance that the Company will be able to maintain existing insurance or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance may be expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims brought against the Company in excess of its insurance coverage, if any, or a product recall could have a material adverse effect upon the Company's business, financial condition and results of operations.

HUMAN RESOURCES

     As of December 31, 1998 the Company had 137 employees, 77 of whom were engaged in product development activities. Fifty-one employees hold post-graduate degrees, including five with medical degrees and twenty-one with Ph.D.s. The Company's employees are not represented by a collective bargaining agreement. The Company believes its relations with its employees are good.

SCIENTIFIC ADVISORY BOARD

     James O. Armitage, M.D., is Chairman of the Department of Internal Medicine at the University of Nebraska Medical Center. He previously directed the Bone Marrow Transplant Program at the University of Iowa, where he was an Assistant Professor of Medicine.

     Paul P. Carbone, M.D., MACP, D.Sc. (Hon.), is the Director of the University of Wisconsin Comprehensive Cancer Center. He also is Professor Emeritus of Medicine and Associate Dean for Program Development at the University of Wisconsin Medical School. He previously served as a physician scientist at the National Institutes of Health. His clinical research has included the development of active combination chemotherapy for Hodgkin's disease, NHL and breast cancer.

     Lawrence H. Einhorn, M.D., is Distinguished Professor of Medicine at Indiana University Medical Center. His research of germ cell tumors focused upon the discovery of treatments for testicular and ovarian cancer. Dr. Einhorn's work has also been directed toward the optimization of combination chemotherapy for these cancers.

     Sandra J. Horning, M.D., is Professor of Medicine (Oncology and Bone Marrow Transplantation) at Stanford University School of Medicine. She has been an active member of the American Society of Clinical Oncology since 1983. Dr. Horning's research has focused in the areas of Hodgkin's disease and lymphomas.

     T. Andrew Lister, is Professor of Medical Oncology at St. Bartholomew's Hospital in London, England where he is also director of the medical oncology unit. Professor Lister is also Honorary Consultant Physician at Broomfield Hospital in Chelmsford, England. He is author of numerous scientific articles on lymphomas and its clinical treatment.

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

     The results of initial preclinical and clinical testing of the products under development by the Company are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing. The Company's clinical data gathered to date with respect to Bexxar are from a Phase I/II dose escalation trial which was designed to develop and refine the therapeutic protocol, to determine the maximum tolerated dose of total body radiation and to assess the safety and efficacy profile of treatment with a radiolabeled antibody. Further, the data from this Phase I/II dose escalation trial were compiled from testing conducted at a single site and with a relatively small number of patients per NHL histology and disease stage. The Company has since completed a multi-center Phase II dosimetry clinical trial and a multi-center pivotal Phase III clinical trial. However, substantial additional development, clinical testing and investment may be required prior to seeking any regulatory approval for commercialization of this potential product. There can be no assurance that clinical trials of Bexxar or other product candidates under development will demonstrate the safety and efficacy of such products to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of Bexxar or any other therapeutic product under development could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Early Stage of Development. Since its inception in 1995, the Company has been engaged in the development of drugs and related therapies for the treatment of people with cancer. The Company's product candidates are generally in early stages of development, with only one in clinical trials. No revenues have been generated from product sales or product royalties; and there can be no assurance that products resulting from the Company's research and development efforts will be available within a specific timeframe. No assurance can be given that the Company's product development efforts, including clinical trials, will be successful, that required regulatory approvals for the indications being studied can be obtained, that its products can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Government Regulation; No Assurance of Regulatory Approvals. All new drugs and biologics, including the Company's products under development, are subject to extensive and rigorous regulation by the federal government, principally the FDA under the Food, Drug and Cosmetic Act and other laws including, in the case of biologics, the Public Health Services Act, in the case of radioactive products, the NRC; and by state and local governments. Such regulations govern, among other things, the development, testing, manufacture, labeling, storage, premarket approval, criteria for release of patents relating to administration of radioactive materials, advertising, promotion, sale and distribution, and postmarketing surveillance of such products. If drug products are marketed abroad, they also are subject to extensive regulation by foreign governments.

     The regulatory process, which includes physicochemical studies, preclinical studies and clinical trials of each potential product, is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most new drugs and biologics, including the Company's products under development, must be approved by the FDA. Securing FDA marketing approvals often requires the submission of extensive, physicochemical preclinical and clinical data and supporting information to the FDA. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of unforeseen problems following initial marketing. Moreover, regulatory approvals for products such as new drugs and biologics, even if granted, may include significant limitations on the uses for which such products may be marketed.

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

     Manufacturers of drugs and biologics also are required to comply with the applicable FDA GMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA, including unannounced inspection, and must be licensed before they can be used in commercial manufacturing of the Company's products. The Company relies on Nordion for centralized radiolabeling of the Anti-B1 Antibody at Nordion's radiolabeling facility in Canada. To the Company's knowledge, Nordion's radiolabeling facilities previously have not been licensed by the FDA as suitable for commercial manufactur-ing of a drug or biologic. There can be no assurance that the Company or its suppliers will be able to comply with the applicable GMP regulations and other FDA regulatory requirements. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

     In December 1998, the Company announced that it had been notified by the FDA that Bexxar met the criteria for Fast Track designation because one of the targeted indications is transformed low-grade NHL, a life-threatening unmet medical need. However, significant uncertainty exists as to the extent to which Bexxar's Fast Track designation will result in expedited review and approval. Further, the FDA retains considerable discretion to determine eligibility for a priority review and approval and is not bound by discussions that an applicant may have had with FDA staff. Accordingly, the FDA could employ such discretion to deny eligibility of Bexxar as a candidate for a priority review or to require additional clinical trials or other information before approving Bexxar. A determination that Bexxar is not eligible for a priority review or delays and additional expenses associated with generating a response to any such request for additional trials could have a material adverse effect on the Company's business, financial condition and results of operations. See
"Business -- Government Regulation."

     Dependence on Suppliers; Manufacturing and Scale-up Risk. The Company has no existing internal capacity or experience with respect to manufacturing products for large-scale clinical trials or commercial purposes. The Company has contracted with two third-party manufacturers, Lonza and BI Pharma KG to produce unlabeled Anti-B1 Antibody and with Cytogen for filling and labeling. There can be no assurance that any Anti-B1 antibody produced by BI Pharma will be deemed clinically equivalent to Anti-B1 antibody produced by Lonza, which equivalence is a prerequisite to clinical and commercial use of any Anti-B1 antibody produced by BI Pharma. In addition, these manufacturers have limited experience producing the Anti-B1 Antibody, and there can be no assurance that they will be able to produce the Company's requirements in commercial quantities or with acceptable quality.

     The Company relies upon Nordion for radiolabeling of the Anti-B1 Antibody at Nordion's centralized radiolabeling facility. The Company and Nordion have entered into an agreement for supply of the radiolabeled Anti-B1 Antibody for both clinical trials and commercial sale. If Bexxar is approved and is successful in the market, there can be no assurance that Nordion's capacity to radiolabel antibodies is sufficient to meet all of the Company's commercial requirements.

     The Company is aware of only a limited number of manufacturers capable of producing the Anti-B1 Antibody in commercial quantities or radiolabeling the antibody with (131)I on a commercial scale. To establish and qualify a new facility to centrally radiolabel antibodies could take as long as two years. Further, radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the 131)I radioisotope. Accordingly, any change in the Company's existing contractual relationships with, or interruption in supply from, its producer of unlabeled antibody or its radiolabeler could affect adversely the Company's ability to complete its ongoing clinical trials and to market Bexxar, if approved. Any such change or interruption would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company is evaluating additional sources of supply for production and radiolabeling of the Anti-B1 Antibody, no assurance can be given that such sources will be secured on commercially reasonable terms, on a timely basis, or at all.

     Prior to August 1997, the Company obtained Anti-B1 Antibody from an inventory produced by Beckman Coulter, and radiolabeling was performed by radiopharmacies at the individual clinical trial sites. In order to begin using Lonza Anti-B1 Antibody, BI Pharma KG Anti-B1 Antibody, and the centrally radiolabeled Anti-B1 Antibody from Nordion, the Company filed and the FDA cleared IND amendments to allow the use of these materials in clinical trials. The Company is collecting data from its clinical trials to be filed with the FDA to establish that Anti-B1 Antibody from these different sources and that Nordion radiolabeled and on-site radiolabeled Anti-B1 antibody are clinically comparable. However, there can be no assurance that it will be able to establish clinical comparability. A failure to establish clinical comparability could lead to a requirement that the Company conduct additional clinical trials, which would increase costs and potentially delay regulatory approval for Bexxar.

     Third-party manufacturers must comply with GMP regulations prescribed by the FDA and other standards prescribed by various federal, state and local regulatory agencies in the United States and any other relevant country. Failure to comply with these regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

     Absence of Commercialization Resources and Experience; Reliance on Marketing Partner. The Company intends to market and sell Bexxar in the United States through a direct sales force and in collaboration with SB, and internationally (except Japan) through SB. The Company currently does not possess the resources and experience necessary to commercialize any of its product candidates. The Company's ability to market Bexxar, if approved, will be contingent upon recruitment, training and deployment of a sales and marketing force as well as the performance of SB under the collaboration agreement. Development of an effective sales force will require significant financial resources and time. There can be no assurance that the Company will be able to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for Bexxar or other product candidates. Failure to establish such a sales force and marketing capability could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Future Capital Needs; Uncertainty of Additional Funding. The Company's operations to date have consumed substantial and increasing amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in next several years. The development of the Company's technology and potential products will require a commitment of substantial funds. The Company expects that its existing capital resources will be adequate to satisfy the requirements of its current and planned operations through 2000. However, the rate at which the Company expends its resources is variable, may be accelerated and will depend on many factors, including the scope and results of preclinical studies and clinical trials, the cost, timing and outcome of regulatory approvals, continued progress of the Company's research and development of product candidates, the timing and cost of establishment or procurement of requisite production radiolabeling and other manufacturing capacities, the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, the expenses of establishing a sales and marketing force, the acquisition of technology licenses, the status of competitive products and the availability of other financing.

     The Company may need to raise substantial additional capital to fund its operations and, if needed, intends to seek such additional funding through public or private equity or debt financings, as well as through collaborative arrangements. There can be no assurance that such additional funding will be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     History of Operating Losses; Anticipated Future Losses. The Company has a limited history of operations and has experienced significant losses since inception. As of December 31, 1998, the Company's accumulated deficit was approximately $46.6 million. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. All of the Company's product candidates are in development in preclinical studies and clinical trials, and no revenues have been generated from product sales. To achieve and sustain profitable operations, the Company, alone or with others, must develop successfully, obtain regulatory approval for, manufacture, introduce, market and sell its products. The time frame necessary to achieve market success is long and uncertain. The Company does not expect to generate product revenues for at least the next year. There can be no assurance that the Company will ever generate sufficient product revenues to become profitable or to sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Exposure to Product Liability. The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. The Company has only limited product liability insurance for clinical trials and no commercial product liability insurance. There can be no assurance that the Company will be able to maintain existing insurance or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, may be difficult to obtain and may not be available in the future on acceptable terms, if at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims brought against the Company in excess of its insurance coverage, if any, or a product recall could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

     Hazardous and Radioactive Materials. The manufacturing and administration of Bexxar requires the handling, use and disposal of (131)I, a radioactive isotope of iodine. These activities must comply with various state and federal regulations. Violations of these regulations could delay significantly completion of clinical trials and commercialization of Bexxar. For its ongoing clinical trials and for commercial-scale production, the Company relies on Nordion to radiolabel the Anti-B1 Antibody with (131)I at a single location in Canada. Violations of safety regulations could occur with this manufacturer, and, therefore, there is a risk of accidental contamination or injury. In the event of any such noncompliance or accident, the supply of radiolabeled Anti-B1 Antibody for use in clinical trials or commercially could be interrupted, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Potential Volatility of Stock Price. The securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market prices of the common stock of many publicly held biotechnology and pharmaceutical companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, release of reports by securities analysts, sales of stock by large holders, developments or disputes concerning patents or proprietary rights, regulatory developments, changes in regulatory or medical reimbursement policies, economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant and adverse impact on the market price of the Common Stock. See "Price Range of Common Stock."

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

ITEM 2. PROPERTIES

     The Company currently leases approximately 77,000 square feet of office space in Palo Alto, Alameda and South San Francisco, California, under several lease agreements. In November 1997, the Company entered into an agreement to build and lease new facilities in South San Francisco, California. The first two buildings are each approximately 50,000 square feet and contain both office and laboratory facilities. The lease includes an option to occupy third building. In February 1999, the Company began vacating the Palo Alto offices and moving substantially all personnel from the Palo Alto space to the first of the two buildings in South San Francisco. The second of these leased buildings is currently under construction. In connection with its lease agreement, the Company obtained a letter of credit agreement from a bank which secures the aggregate future payments under the lease.

ITEM 3. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

     The Company's Common Stock is traded on The Nasdaq Stock Market(R) under the symbol "CLTR." Trading of the Company's Common Stock commenced on January 28, 1997, following effectiveness of its initial public offering. The following table presents quarterly information on the price range of the Company's Common Stock, indicating the high and low sales prices reported by the Nasdaq Stock Market(R). These prices do not include retail markups, markdowns or commissions.

                           1998                               LOW       HIGH
                           ----                              ------    ------
First Quarter..............................................  17.000    28.438
Second Quarter.............................................  21.625    35.125
Third Quarter..............................................  13.250    32.125
Fourth Quarter.............................................  18.375    34.125

                           1997                               LOW       HIGH
                           ----                              ------    ------
First Quarter..............................................   8.750    13.250
Second Quarter.............................................   6.500    12.625
Third Quarter..............................................   7.875    15.125
Fourth Quarter.............................................  13.000    23.500

     As of March 12, 1999, the Company had approximately 377 holders of record of its Common Stock.

     The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future.

     In December 1998, the Company issued to SmithKline Beecham Corporation ("SB"), 239,607 shares of its Common Stock for a purchase price of $7.25 million in connection with the collaboration agreement with SB. The above-listed securities were issued in reliance on an exemption to the registration requirements of the Securities Exchange Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data as of December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998 and the period from inception (February 16, 1995) to December 31, 1998 are derived from the consolidated financial statements of Coulter Pharmaceutical, Inc. that have been audited by Ernst & Young LLP, independent auditors, and which are included herein. The selected consolidated financial data as of December 31, 1995 and 1996 and for the period from inception (February 16, 1995) to December 31, 1995 are derived from the consolidated financial statements of Coulter Pharmaceutical, Inc. that have been audited by Ernst & Young LLP, and which are not included herein. The selected consolidated financial data as of December 31, 1994 and for the year ended December 31, 1994 and for the period from January 1, 1995 to February 15, 1995 are derived from the financial statements of the Antibody Therapeutics Business Operations of Coulter Corporation that have been audited by Ernst & Young LLP, and which are not included herein.

                                                  FULL YEAR 1995
                                          ------------------------------
                               ANTIBODY THERAPEUTICS
                              BUSINESS OPERATIONS OF                                     COMPANY
                              COULTER CORPORATION(2)     ------------------------------------------------------------------------
                             -------------------------      INCEPTION                                                INCEPTION
                             YEAR ENDED   JAN. 1, 1995   (FEB. 16, 1995)   YEAR ENDED   YEAR ENDED   YEAR ENDED   (FEB. 16, 1995)
                              DEC. 31,    TO FEB. 15,      TO DEC. 31,      DEC. 31,     DEC. 31,     DEC. 31,      TO DEC. 31,
                                1994          1995            1995            1996         1997         1998           1998
                             ----------   ------------   ---------------   ----------   ----------   ----------   ---------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS
  DATA:
Corporate partner
  revenues.................        --           --                  --            --           --     $34,250        $ 34,250
Operating expenses:
  Research and
    development............     2,798          200               2,539        13,681       21,045      28,698          65,963
  Selling, general and
    administrative.........       288           36                 581         2,409        7,610      11,758          22,358
                              -------        -----         -----------      --------     --------     -------        --------
        Total operating
          expenses.........     3,086          236               3,120        16,090       28,655      40,456          88,321
Interest income and other,
  net......................        --           --                 127           752        2,327       4,248           7,454
                              -------        -----         -----------      --------     --------     -------        --------
Net loss...................   $(3,086)       $(236)        $    (2,993)     $(15,338)    $(26,328)    $(1,958)       $(46,617)
                              =======        =====         ===========      ========     ========     =======        ========
Basic and diluted net loss
  per share(1).............                                $(12,736.17)     $(649.39)    $  (2.58)    $ (0.13)             --
                                                           -----------      --------     --------     -------
Shares used in computing
  basic and diluted net
  loss per share(1)........                                      0.235            24       10,197      14,562              --
                                                           -----------      --------     --------     -------

                                        ANTIBODY THERAPEUTICS
                                        BUSINESS OPERATIONS OF                    COMPANY
                                        COULTER CORPORATION(2)   -----------------------------------------
                                        ----------------------   DEC. 31,   DEC. 31,   DEC. 31,   DEC. 31,
                                          DECEMBER 31, 1994        1995       1996       1997       1998
                                        ----------------------   --------   --------   --------   --------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.........................           $ --            $ 3,438    $ 16,443   $ 75,445   $139,778
Working capital (deficit).............            (50)             2,878      10,737     65,202    131,263
          Total assets................            135              3,628      18,321     78,671    153,430
Non-current portion of equipment
  financing obligations and debt
  facility............................             --                 --       1,535      2,298      6,659
Deficit accumulated during the
  development stage...................             --             (2,993)    (18,331)   (44,659)   (46,617)
          Total stockholders'
            equity....................             --              2,997      10,546     65,861    135,193
Coulter Corporation(2) net
  investment..........................             85                 --          --         --         --

---------------
(1) See Note 1 to the December 31, 1998 financial statements for information regarding the calculation of net loss per share amounts.

(2) Coulter Corporation was acquired by Beckman Instruments, Inc. and is now known as Beckman Coulter, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Coulter Pharmaceutical is engaged in the development of novel drugs and therapies for the treatment of people with cancer. The Company currently is developing a family of cancer therapeutics based upon two drug discovery programs: therapeutic antibodies and targeted oncologics. Within these broad discovery programs, the Company is currently concentrating on two distinct platform technologies: therapeutic antibodies based on conjugated antibody technology and targeted oncologics based on tumor activated peptide ("TAP") pro-drugs technology.

     The Company's most advanced product candidate, Bexxar(TM) (formerly known as the "B-1 Therapy"), consists of a monoclonal antibody conjugated with a radioisotope. The Company intends to seek initial approval of Bexxar for the treatment of low-grade and transformed low-grade non-Hodgkin's lymphoma ("NHL") in patients who have relapsed after, or are refractory to, chemotherapy. The Company intends to seek expedited Biologics License Application ("BLA") review and marketing approval for Bexxar, while simultaneously pursuing clinical trials to expand the potential use of Bexxar to other indications. Bexxar is based upon the antibody therapeutics program which originated at Coulter Corporation. In 1995, Coulter Pharmaceutical was incorporated and acquired worldwide rights to Bexxar and related intellectual property, know-how and other assets from Coulter Corporation. In 1997, Beckman Instruments, Inc. acquired Coulter Corporation, and is now known as Beckman Coulter. In December 1998, the Company announced a joint collaboration agreement with SmithKline Beecham Corporation ("SB") granting them joint marketing rights in the United States and exclusive commercial rights internationally, except Japan.

     To date, the Company has devoted substantially all of its resources to research and development programs, as well as selling, general and administrative activities needed to support product development and potential product sales. No revenues have been generated from product sales, and product revenues resulting from the Company's research and development efforts will not occur until commercial availability of such product. The Company has a limited history of operations and has experienced significant operating losses to date. The Company may continue to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities if product sales revenues do not offset these costs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, manufacture and commercialize its products or ever achieve or sustain product revenues or profitability. As of December 31, 1998, the Company's accumulated deficit was approximately $46.6 million.

RESULTS OF OPERATIONS

     COMPARISON OF YEARS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997 AND DECEMBER 31, 1996

     Corporate Partner Revenues. Corporate Partner revenues for the year ended December 31, 1998 were $34.3 million compared with zero for the years ended December 31, 1997 and 1996. The 1998 revenue is attributable to the license fee payment received from SB under the joint development and commercialization agreement for Bexxar. This was a one time, non-refundable license fee and provides no indication as to the level of revenue that can be expected in future periods. Revenue in future periods will depend on the achievement of contract milestones and commercial sales of Bexxar.

     Operating Expenses. Research and development expenses were $28.7 million for the year ended December 31, 1998, compared to $21.0 million for the year ended December 31, 1997 and $13.7 million for the year ended December 31, 1996. The $7.7 million increase from 1997 to 1998 was due primarily to increases in staffing and expenditures associated with the development of Bexxar, including costs of clinical trials and manufacturing expenses. These manufacturing expenses included certain expenses associated with scaled-up production of monoclonal antibodies and the establishment of a centralized radiolabeling capability. The $7.3 million increase from 1996 to 1997 was due primarily to increases in staffing and in expenditures associated with the development of Bexxar, including costs of clinical trials and manufacturing expenses. The Company expects its research and development expenses to grow in 1999, reflecting anticipated increased costs related to additions to staffing, preclinical studies, clinical trials and manufacturing.

     Selling, general and administrative expenses were $11.8 million for the year ended December 31, 1998, compared to $7.6 million for the year ended December 31, 1997 and $2.4 million for the year ended December 31, 1996. The $4.2 million increase from 1997 to 1998 was incurred to support the Company's increased pre-commercialization expenses, as well as facilities and staffing expansion, increased corporate development activities and related legal and patent activities. The $5.2 million increase from 1996 to 1997 was incurred to support the Company's facilities expansion, increased research and development efforts, and related legal and patent activities. The Company expects its selling, general and administrative expenses to continue to increase in 1999 to support its increasing commercialization efforts in anticipation of potential product sales, as well as to support its increased research and development, patent and corporate development activities and facilities expansion.

     Interest Income and other, net. Interest income was $4.2 million for the year ended December 31, 1998, compared to $2.3 million for the year ended December 31, 1997 and $0.8 million for year ended December 31, 1996. The $1.9 million increase from 1997 to 1998 was due to higher average cash, cash equivalent and short-term investment balances as a result of the Company's follow-on offering of common stock in July 1998 and the proceeds from SB related to the joint development and commercialization agreement for Bexxar. The $1.5 million increase from 1996 to 1997 was due to higher average cash, cash equivalent and short-term investment balances as a result of the Company's initial public offering in January 1997 and follow-on offering of common stock in October 1997. Interest expense is not material for any period presented.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception through December 31, 1998, the Company has financed its operations primarily through private placements and public offerings of equity securities totaling $179.8 million. In July 1998, the Company completed a follow-on public offering of 2,400,000 shares of common stock at a price to the public of $25.00 per share, resulting in net proceeds to the Company of approximately $56.3 million. Also, in August 1998, the underwriters of that offering purchased 245,000 additional shares of common stock upon a partial exercise of their over-allotment option, raising additional net proceeds of $5.8 million. The total net proceeds from this offering were $62.1 million. In October 1998, the Company entered into a $10.0 million revolving credit line agreement with a bank, $5.0 million of which was available at December 31, 1998. The Company also received $41.5 million (including $7.3 million for the purchase 239,607 shares of the Company's common stock) from SB upon the effectiveness of the joint development and commercialization agreement for Bexxar in December 1998. The SB agreement also provides for a $15 million credit line, all of which was available at December 31, 1998. Cash, cash equivalents and short-term investments totaled $139.8 million at December 31, 1998.

     The negative cash flow from operations in the years ended December 31, 1996, 1997 and 1998 results primarily from the Company's net operating losses and is expected to continue and to accelerate in next several years. The Company expects to incur substantial and increasing research and development expenses, including expenses related to additions to personnel, preclinical studies, clinical trials, manufacturing and commercialization efforts. The Company may need to raise substantial additional capital to fund its operations. The Company may seek such additional funding through public or private equity or debt financings from time to time, as market conditions permit. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

     Net cash used in operations was $3.2 million for the year ended December 31, 1998, compared to $21.1 million used in the year ended December 31, 1997. This decrease is primarily the result of the decreased net loss for the period ended December 31, 1998. Net cash used in investing activities decreased to $2.9 million for the year ended December 31, 1998 from $49.0 million used in the year ended December 31, 1997, primarily resulting from higher maturities and sales of short-term investments. The Company's capital expenditures increased to $7.9 million for the year ended December 31, 1998 from $1.6 million for the year ended December 31, 1997, primarily representing investment in the Company's new corporate facilities, equipment for the central radiolabeling facility and equipment and furniture related to increased staffing. Net cash provided by financing activities decreased to $75.4 million for the year ended December 31, 1998 from $81.7 million for the year ended December 31, 1997, resulting primarily from lower proceeds from public offerings of the Company's common stock, partially offset by a $7.5 million purchase of common stock by SB in accordance with the joint development and commercialization agreement. Net cash used in operations was $21.1 million for the year ended December 31, 1997, compared to $10.4 million for the year ended December 31, 1996. This increase is primarily the result of the increased net loss for the period ended December 31, 1997. Net cash used in investing activities increased to $49.0 million for the year ended December 31, 1997 from $8.5 million for the year ended December 31, 1996, primarily resulting from the purchase of $61.5 million in short-term investments using a portion of the proceeds from the Company's sales of common stock in January and October 1997. The Company's capital expenditures increased to $1.6 million for the year ended December 31, 1997 from $0.9 million for the year ended December 31, 1996, primarily representing investment in equipment for the central radiolabeling facility and equipment and furniture related to increased staffing. Net cash provided by financing activities increased to $81.7 million for the year ended December 31, 1997 from $24.3 million for the year ended December 31, 1996, resulting primarily from the public offerings of the Company's common stock in January and October 1997.

     The Company expects that its existing capital resources, including the net proceeds of its public offerings and interest thereon, will be adequate to satisfy the requirements of its current and planned operations through 2000. At December 31, 1998, the Company had entered into a long-term lease obligation for office and laboratory space that will require material commitments for capital expenditures. The Company's future capital requirements will depend on a number of factors, including: the scope and results of preclinical studies and clinical trials; continued progress of the Company's research and development of potential products; the cost, timing and outcome of regulatory approvals; the expenses of establishing a sales and marketing force; the timing and cost of establishment or procurement of requisite production, radiolabeling and other capacities; the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; the need to acquire licenses to new technology; the status of competitive products; the availability of other financing and the ability to achieve profitability.

YEAR 2000 READINESS

     The Company uses and relies on a wide variety of information technologies, computer systems and scientific equipment containing computer related components. Some of the Company's older computer software programs and equipment use two digit fields rather than four digit fields to define the applicable year (i.e., "98" in the computer code refers to the year "1998"). As a result, time-sensitive functions of those software programs and equipment may misinterpret dates after January 1, 2000, to refer to the twentieth century rather than the twenty-first century (i.e., "02" could be interpreted as "1902" rather than "2002"). This could cause system or equipment shutdowns, failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inability to process transactions or engage in other normal business activities.

     The Company has developed a strategy to address the potential exposures related to the impact on its computer systems for the Year 2000 and beyond. An inventory of key financial, informational and operational systems is being completed. Detailed plans for implementation and testing of any necessary modifications to these key computer systems and equipment to ensure they are Year 2000 compliant are being developed by a cross functional team to address computer system and equipment problems as required by December 31, 1999. The Company believes that with these plans and completed modifications, the Year 2000 issue will not pose significant operational problems for its computer systems and equipment. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time. The Company currently has no contingency plans to deal with major Year 2000 failures, though such plans, if necessary, will be developed over the coming months. The Company does not expect the resources required to be devoted to Year 2000 compliance to cause significant delay in other projects. The Company is currently considering the need for external verification of its Year 2000 readiness and that of its partners.

     In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners and governmental entities. If a significant number of these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could affect the Company's ability to process transactions, develop, manufacture and distribute products, or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues.

     The total cost of the Year 2000 systems assessments and conversions is funded through operating cash flows, and the Company is expensing these costs. The financial impact of making the required systems changes and ensuring that key third-parties are Year 2000 compliant is not known precisely at this time, but it is currently expected to be less than $1.0 million. The amount of the cost incurred to date is less than $50,000. The actual financial impact could, however, exceed this estimate. These costs are not expected to be material to the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risk associated with interest rate movements and currency rate movements on non-United States dollar denominated assets and liabilities. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate material losses in these areas.

     Interest Rates -- The Company's interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company's cash equivalents and short-term investments. Based on the Company's overall interest rate exposure at December 31, 1998, a near-term change in interest, based on historical currency rate movements, would not materially affect the fair value of interest rate sensitive instruments.

     Foreign Currency Exchange Rates -- The Company has certain liabilities which are denominated in several European currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which the Company's suppliers are located. To mitigate this risk, the Company may enter into foreign currency forward contracts as is deemed necessary by management. Based on the Company's overall currency rate exposure at December 31, 1998, a near-term change in currency rates, based on historical currency rate movements, would not materially affect the fair value of foreign currency sensitive instruments.

     The Company invests cash which is not currently being used for operational purposes in accordance with its investment policy. This policy allows for the purchase of low risk securities issued by the government agencies and very highly rated banks and corporations subject to certain concentration limits. The maturities of these securities are maintained at less than one year. The following table presents the amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and long term debt obligations at December 31, 1998:

                                  1999      2000    2001    2002    2003     THEREAFTER     TOTAL
                                 -------    ----    ----    ----    -----    ----------    -------
                                                      (DOLLARS IN THOUSANDS)
Cash Equivalent Investments:
  Fixed Rate...................  $84,162      --      --      --       --       --         $84,162
  Average Interest Rate........      5.3%     --      --      --       --       --              --
Short Term Investments:
  Fixed Rate...................   49,970      --      --      --       --       --          49,970
  Average Interest Rate........      5.5%     --      --      --       --       --              --
Long-term debt, including
  current portion:
  Variable Rate................      119     714     714     714    2,739       --           5,000
  Average Interest Rate........     8.75%   8.75%   8.75%   8.75%    8.75%      --              --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Coulter Pharmaceutical, Inc.

     We have audited the accompanying consolidated balance sheets of Coulter Pharmaceutical, Inc. (a development stage company) (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (February 16, 1995) to December 31, 1998 and the related statement of stockholders' equity for the period from inception (February 16, 1995) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coulter Pharmaceutical, Inc. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (February 16, 1995) to December 31, 1998, in conformity with generally accepted accounting principles.

                                                 /s/ ERNST & YOUNG LLP

Palo Alto, California
January 27, 1999

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1998
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 20,451        $ 89,808
  Short-term investments....................................      54,994          49,970
  Prepaid expenses and other current assets.................         269           3,063
                                                                --------        --------
          Total current assets..............................      75,714         142,841
Property and equipment, net.................................       2,263           9,449
Employee loans receivable...................................         568             907
Other assets................................................         126             233
                                                                --------        --------
                                                                $ 78,671        $153,430
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,838        $  4,068
  Accrued liabilities.......................................       7,959           6,353
  Current portion of equipment financing obligations and
     debt facility..........................................         715           1,157
                                                                --------        --------
          Total current liabilities.........................      10,512          11,578
Non current portion of equipment financing obligations and
  debt facility.............................................       2,298           6,659
Commitments
Stockholders' equity:
  Preferred stock, issuable in series, $.001 par value:
     20,000,000 shares authorized; none outstanding at
      December 31, 1997 and 1998............................          --              --
  Common stock, $.001 par value:
     30,000,000 shares authorized; 13,570,224 and 16,704,103
      shares issued and outstanding at December 31, 1997 and
      1998, respectively....................................          14              17
Additional paid-in capital..................................     111,598         182,390
Accumulated other comprehensive loss........................          (7)            (32)
Deferred compensation.......................................      (1,085)           (565)
Deficit accumulated during the development stage............     (44,659)        (46,617)
                                                                --------        --------
          Total stockholders' equity........................      65,861         135,193
                                                                --------        --------
                                                                $ 78,671        $153,430
                                                                ========        ========

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              FOR THE PERIOD FROM
                                               YEAR ENDED DECEMBER 31,             INCEPTION
                                           -------------------------------      (FEB. 16, 1995)
                                             1996        1997       1998      TO DECEMBER 31, 1998
                                           --------    --------    -------    --------------------
Corporate partner revenues...............  $     --    $     --    $34,250          $ 34,250
Operating expenses:
  Research and development...............    13,681      21,045     28,698            65,963
  Selling, general and administrative....     2,409       7,610     11,758            22,358
                                           --------    --------    -------          --------
Total operating expenses.................    16,090      28,655     40,456            88,321
Interest income and other, net...........       752       2,327      4,248             7,454
                                           --------    --------    -------          --------
Net loss.................................  $(15,338)   $(26,328)   $(1,958)         $(46,617)
                                           ========    ========    =======          ========
Basic and diluted net loss per share.....  $(649.39)   $  (2.58)   $ (0.13)
                                           --------    --------    -------
Shares used in computing basic and
  diluted net loss per share.............        24      10,197     14,562
                                           ========    ========    =======

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                               CONVERTIBLE PREFERRED                                        ACCUMULATED
                                       STOCK               COMMON STOCK       ADDITIONAL       OTHER
                               ----------------------   -------------------    PAID-IN     COMPREHENSIVE     DEFERRED
                                 SHARES       AMOUNT      SHARES     AMOUNT    CAPITAL         LOSS        COMPENSATION
                               -----------   --------   ----------   ------   ----------   -------------   ------------
Issuance of Series A
  convertible preferred stock
  to founders at $1.00 per
  share for cash and
  technology in February
  1995.......................    7,500,000   $  2,500           --    $--      $     --        $ --          $    --
Issuance of Series B
  convertible preferred stock
  to a founder at $1.50 per
  share for cash in August
  and October 1995, less
  issuance costs of $11......    2,333,333      3,489           --     --            --          --               --
Exercise of common stock
  options by a consultant at
  $0.30 per share for cash in
  November 1995..............           --         --        2,059     --             1          --               --
Net loss.....................           --         --           --     --            --          --               --
                               -----------   --------   ----------    ---      --------        ----          -------
Balances at December 31,
  1995.......................    9,833,333   $  5,989        2,059     --      $      1          --               --
Issuance of Series C
  convertible preferred stock
  and warrants for 498,705
  shares of common stock to
  investors at $2.25 per
  share for cash in April
  1996, less issuance costs
  of $55.....................    9,964,607     22,366           --     --            --          --               --
Issuance of common stock to a
  prospective officer at
  $0.45 per share for cash in
  March 1996.................           --         --      400,000      1           179          --               --
Issuance of common stock
  pursuant to stock option
  exercises..................           --         --       35,553     --            14          --               --
Deferred compensation related
  to grants of certain stock
  options....................           --         --           --     --         2,294          --           (2,294)
Amortization of deferred
  compensation...............           --         --           --     --            --          --              330
Net loss.....................           --         --           --     --            --          --               --
Unrealized loss on securities
  available-for-sale, net....           --         --           --     --            --          (3)              --
  Comprehensive Loss.........           --         --           --     --            --          --               --
                               -----------   --------   ----------    ---      --------        ----          -------
Balances at December 31,
  1996.......................   19,797,940   $ 28,355      437,612    $ 1      $  2,488        $ (3)         $(1,964)

                                 DEFICIT
                               ACCUMULATED
                               DURING THE        TOTAL
                               DEVELOPMENT   STOCKHOLDERS'
                                  STAGE         EQUITY
                               -----------   -------------
Issuance of Series A
  convertible preferred stock
  to founders at $1.00 per
  share for cash and
  technology in February
  1995.......................   $     --       $  2,500
Issuance of Series B
  convertible preferred stock
  to a founder at $1.50 per
  share for cash in August
  and October 1995, less
  issuance costs of $11......         --          3,489
Exercise of common stock
  options by a consultant at
  $0.30 per share for cash in
  November 1995..............         --              1
Net loss.....................     (2,993)        (2,993)
                                --------       --------
Balances at December 31,
  1995.......................   $ (2,993)      $  2,997
Issuance of Series C
  convertible preferred stock
  and warrants for 498,705
  shares of common stock to
  investors at $2.25 per
  share for cash in April
  1996, less issuance costs
  of $55.....................         --         22,366
Issuance of common stock to a
  prospective officer at
  $0.45 per share for cash in
  March 1996.................         --            180
Issuance of common stock
  pursuant to stock option
  exercises..................         --             14
Deferred compensation related
  to grants of certain stock
  options....................         --
Amortization of deferred
  compensation...............         --            330
Net loss.....................    (15,338)       (15,338)
Unrealized loss on securities
  available-for-sale, net....         --             (3)
                                               --------
  Comprehensive Loss.........         --        (15,341)
                                --------       --------
Balances at December 31,
  1996.......................   $(18,331)      $ 10,546

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                               CONVERTIBLE PREFERRED                                        ACCUMULATED
                                       STOCK               COMMON STOCK       ADDITIONAL       OTHER
                               ----------------------   -------------------    PAID-IN     COMPREHENSIVE     DEFERRED
                                 SHARES       AMOUNT      SHARES     AMOUNT    CAPITAL         LOSS        COMPENSATION
                               -----------   --------   ----------   ------   ----------   -------------   ------------
Conversion of convertible
  preferred stock into common
  stock......................  (19,797,940)  $(28,355)   6,599,287    $ 6      $ 28,349        $ --          $    --
Issuance of 2,875,000 shares
  of common stock at $12.00
  per share less issuance
  costs of $3,226............           --         --    2,875,000      3        31,274          --               --
Issuance of common stock
  pursuant to stock options
  exercises..................           --         --       77,358     --            45          --               --
Issuance of common stock
  pursuant to warrant
  exercises..................           --         --      385,315      1         3,127          --               --
Deferred compensation related
  to grant of certain stock
  options....................           --         --           --     --           206          --             (206)
Amortization of deferred
  compensation...............           --         --           --     --            --          --            1,085
Issuance of common stock
  pursuant to the employee
  stock purchase plan........           --         --       33,152     --           280          --               --
Issuance of 3,162,500 shares
  of common stock at $15.50
  per share less issuance
  costs of $3,190............           --         --    3,162,500      3        45,829          --               --
Net loss.....................           --         --           --     --            --          --               --
Unrealized loss on securities
  available-for-sale, net....           --         --           --     --            --          (4)              --
  Comprehensive Loss.........           --         --           --     --            --          --               --
                               -----------   --------   ----------    ---      --------        ----          -------
Balance at December 31,
  1997.......................           --         --   13,570,224     14       111,598          (7)          (1,085)
Issuance of 239,607 shares of
  common stock pursuant to
  contract with corporate
  partner....................           --         --      239,607     --         7,250          --               --
Issuance of common stock
  pursuant to stock options
  exercises..................           --         --      164,785     --           538          --               --
Issuance of common stock
  pursuant to warrant
  exercise...................           --         --       16,787     --            --          --               --
Deferred compensation related
  to grant of certain stock
  options....................           --         --           --     --           156          --             (156)
Amortization of deferred
  compensation...............           --         --           --     --            --          --              676
Issuance of common stock
  pursuant to the employee
  stock purchase plan........           --         --       67,700     --           712          --               --
Issuance of 2,645,000 shares
  of common stock at $25.00
  per share less issuance
  costs of $3,986............           --         --    2,645,000      3        62,136          --               --
Net loss.....................           --         --           --     --            --          --               --
Unrealized loss on securities
  available-for-sale, net....           --         --           --     --            --         (25)              --
  Comprehensive Loss.........           --         --           --     --            --          --               --
                               -----------   --------   ----------    ---      --------        ----          -------
Balance at December 31,
  1998.......................           --   $     --   16,704,103    $17      $182,390        $(32)         $  (565)
                               ===========   ========   ==========    ===      ========        ====          =======

                                 DEFICIT
                               ACCUMULATED
                               DURING THE        TOTAL
                               DEVELOPMENT   STOCKHOLDERS'
                                  STAGE         EQUITY
                               -----------   -------------
Conversion of convertible
  preferred stock into common
  stock......................   $     --       $     --
Issuance of 2,875,000 shares
  of common stock at $12.00
  per share less issuance
  costs of $3,226............         --         31,277
Issuance of common stock
  pursuant to stock options
  exercises..................         --             45
Issuance of common stock
  pursuant to warrant
  exercises..................         --          3,128
Deferred compensation related
  to grant of certain stock
  options....................         --             --
Amortization of deferred
  compensation...............         --          1,085
Issuance of common stock
  pursuant to the employee
  stock purchase plan........         --            280
Issuance of 3,162,500 shares
  of common stock at $15.50
  per share less issuance
  costs of $3,190............         --         45,832
Net loss.....................    (26,328)       (26,328)
Unrealized loss on securities
  available-for-sale, net....         --             (4)
                                               --------
  Comprehensive Loss.........         --        (26,332)
                                --------       --------
Balance at December 31,
  1997.......................    (44,659)        65,861
Issuance of 239,607 shares of
  common stock pursuant to
  contract with corporate
  partner....................         --          7,250
Issuance of common stock
  pursuant to stock options
  exercises..................         --            538
Issuance of common stock
  pursuant to warrant
  exercise...................         --             --
Deferred compensation related
  to grant of certain stock
  options....................         --             --
Amortization of deferred
  compensation...............         --            676
Issuance of common stock
  pursuant to the employee
  stock purchase plan........         --            712
Issuance of 2,645,000 shares
  of common stock at $25.00
  per share less issuance
  costs of $3,986............         --         62,139
Net loss.....................     (1,958)        (1,958)
Unrealized loss on securities
  available-for-sale, net....         --            (25)
                                               --------
  Comprehensive Loss.........         --         (1,983)
                                --------       --------
Balance at December 31,
  1998.......................   $(46,617)      $135,193
                                ========       ========

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                      FOR THE PERIOD
                                                                                      FROM INCEPTION
                                                                                      (FEBRUARY 16,
                                                         YEAR ENDED DECEMBER 31,         1995) TO
                                                      -----------------------------    DECEMBER 31,
                                                        1996       1997      1998          1998
                                                      --------   --------   -------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................  $(15,338)  $(26,328)  $(1,958)     $(46,617)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization.....................        49        250       712         1,023
  Amortization of deferred compensation.............       330      1,085       676         2,091
Changes in operating assets and liabilities:
  Prepaid expenses and other current assets.........      (459)       230    (2,794)       (3,063)
  Employee loans receivable.........................      (389)      (148)     (339)         (907)
  Other assets......................................        (9)       (91)     (107)         (233)
  Accounts payable..................................     1,235        237     2,230         4,068
  Accrued liabilities...............................     4,152      3,629    (1,604)        6,442
                                                      --------   --------   -------      --------
          Net cash used in operating activities.....   (10,429)   (21,136)   (3,184)      (37,196)
                                                      --------   --------   -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.................   (10,879)   (61,525)  (82,336)     (154,740)
Maturities of short-term investments................       986     14,144    82,261        97,391
Sale of short-term investments......................     2,270         --     5,073         7,343
Purchases of property and equipment.................      (876)    (1,589)   (7,899)      (10,469)
                                                      --------   --------   -------      --------
          Net cash used in investing activities.....    (8,499)   (48,970)   (2,901)      (60,475)
                                                      --------   --------   -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of equipment financing obligations and debt
  facility..........................................       (44)      (531)     (817)       (1,392)
Borrowings under equipment financing obligations and
  debt facility.....................................     1,800      1,700     5,620         9,120
Proceeds from issuances of convertible preferred
  stock, net........................................    22,366         --        --        28,355
Proceeds from issuance of common stock, net.........       194     80,562    70,639       151,396
                                                      --------   --------   -------      --------
Net cash provided by financing activities...........    24,316     81,731    75,442       187,479
                                                      --------   --------   -------      --------
Net increase in cash and cash equivalents...........     5,388     11,625    69,357        89,808
Cash and cash equivalents at beginning of period....     3,438      8,826    20,451            --
                                                      --------   --------   -------      --------
          Cash and cash equivalents at end of
            period..................................  $  8,826   $ 20,451   $89,808      $ 89,808
                                                      ========   ========   =======      ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid.......................................  $     --   $    283   $   385      $    668
Schedule of non-cash investing and financing
  activities:
Net exercises of warrant to purchase common stock...  $     --   $    453   $   512      $    965
Acquisition of equipment pursuant to supplemental
  lease obligation..................................  $     78   $     --   $    --      $     78
Deferred compensation related to grant of certain
  stock options.....................................  $  2,294   $    206   $   156      $  2,656

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

     In connection with its formation, the Company issued 5,000,000 shares of its Series A preferred stock (since converted to 1,666,666 shares of common stock) to Coulter Corporation in exchange for rights to certain intellectual property, contractual rights and other assets pertaining to Bexxar(TM). In 1997 Beckman Instruments acquired Coulter Corporation (now known as "Beckman Coulter"). Prior to the acquisition, all shares of the Company's stock were distributed to the members of the Coulter family. Beckman Coulter retains the rights to the assignment agreement and under the terms of the agreement, royalties are payable to Beckman Coulter upon commercial sale of product, if any, derived from these licenses. Beckman Coulter also has the right, in lieu of receiving cash, to purchase shares of the Company's equity securities at the then current fair market value of such securities with respect to the first $4.5 million payable to Beckman Coulter under this assignment agreement. This transaction was accounted for as an acquisition of assets from an affiliate with the amounts brought over at their historical basis of $0.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Net Loss Per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," ("SFAS 128") and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if dilutive, for all periods presented. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period net of certain common shares outstanding which are subject to continued vesting and the Company's right to repurchase. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net loss per share has not been presented separately as, given the Company's net loss position, the result would be antidilutive. SAB 98 eliminates the inclusion in the calculation of net loss per share of common and common equivalent shares (stock options, warrants, convertible notes and preferred stock) issued during the 12 month period prior to an initial public offering at prices below the initial public offering price as if they were outstanding for all periods presented. All loss per

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

share amounts for all periods presented have been presented and, where appropriate, restated to conform to SFAS 128 and SAB 98.

     The following have been excluded from the calculation of loss per share because the effect of inclusion would be antidilutive: approximately 150,000 common shares which are outstanding but are subject to the Company's right of repurchase which expires June 30, 2000; and options to purchase approximately 2,506,500 shares of common stock at a weighted average price of $15.46 per share. The repurchasable shares and options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

     A reconciliation of shares used in the calculation of basic and diluted net loss per share follows:

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        1996            1997           1998
                                                    ------------    ------------    -----------
Net loss..........................................  $(15,338,000)   $(26,328,000)   $(1,958,000)
                                                    ============    ============    ===========
Basic and diluted
Weighted-average shares of common stock
  outstanding used in computing basic and diluted
  net loss per share..............................        23,619      10,197,225     14,561,950
                                                    ============    ============    ===========
Basic and diluted net loss per share..............  $    (649.39)   $      (2.58)   $     (0.13)
                                                    ============    ============    ===========

  Current Vulnerability to Certain Concentrations

     The Company has contracted with two third-party manufacturers, Boehringer Ingleheim Pharma KG ("BI Pharma KG") and LONZA Biologics plc ("Lonza"), to produce a monoclonal antibody (the "Anti-B1 Antibody"). The Company has also contracted with a third-party manufacturer, MDS Nordion, Inc. ("Nordion") for the radiolabeling of the Anti-B1 Antibody in a centralized facility. However, should the Company not be able to obtain sufficient quantities of the Anti-B1 Antibody from BI Pharma KG or Lonza or radiolabeled Anti-B1 Antibody from Nordion, or additional suppliers, certain research and development activities may be delayed.

  Cash, Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Short-term investments consist of investments with original maturities greater than three months, but less than two years.

     The Company accounts for its cash equivalents and short-term investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under the provisions of SFAS 115, the Company has classified its cash equivalents and short-term investments as "available-for-sale." Such investments are recorded at fair value and unrealized gains and losses, which are considered to be temporary, are recorded as a separate component of stockholders' equity until realized. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company classifies all investments in its available-for-sale portfolio as current assets.

  Revenue Recognition

     Nonrefundable contract fees for which no further performance obligations exist are recognized when the payments are received or when collection is assured. In return for contract payments, contract partners may receive certain marketing and manufacturing rights or products for clinical use and testing.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Foreign Currency Translation

     The functional currency of Coulter Pharma Belgium, SA is the United States Dollar. Assets and liabilities of Coulter Pharma Belgium, SA are translated at current exchange rates, and the related revenues and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustment is recorded in selling, general and administrative expense in the accompanying consolidated statements of operations and has been immaterial since the formation of the subsidiary in June 1996.

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

  Stock-Based Compensation

     The Company generally grants stock options to employees for a fixed number of shares with an exercise price equal to the fair value at the date of grant. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting to employees under its stock option plans and to adopt the pro forma disclosure alternative as described in SFAS 123 (See Note 10). Options granted to all others are accounted for using the fair value method prescribed by SFAS 123.

  New Accounting Standards

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholder's equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income or loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Because the Company operates as one reportable segment, the adoption of SFAS 131 will have no impact on the Company's consolidated results of operations or financial position.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. Adoption is required in fiscal years beginning after June 15, 1999. Because the Company does not use derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant impact on the Company's consolidated financial position or results of operations.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

 2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The following is a summary of available-for-sale securities (in thousands):

                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS         LOSSES      FAIR VALUE
                                          ---------    ----------    ----------    ----------
December 31, 1998
Money market funds......................  $  1,719        $--           $ --        $  1,719
Commercial paper........................   100,897         --             (8)        100,889
Corporate Bond..........................    17,624          4            (29)         17,599
Certificates of deposit.................    13,924          1             --          13,925
                                          --------        ---           ----        --------
          Total.........................   134,164          5            (37)        134,132
Less amounts classified as cash
  equivalents...........................   (84,170)        --             (8)        (84,162)
                                          --------        ---           ----        --------
          Total short-term
            investments.................  $ 49,994        $ 5           $(29)       $ 49,970
                                          ========        ===           ====        ========
December 31, 1997
Money market funds......................  $  1,409        $--           $ --        $  1,409
Commercial paper........................    22,792         --             (7)         22,785
Corporate Bond..........................    23,661          5             (8)         23,658
US Government-backed securities.........    11,061         --             (4)         11,057
Certificates of deposits................    16,316          4             --          16,320
                                          --------        ---           ----        --------
          Total.........................    75,239          9            (19)         75,229
Less amounts classified as cash
  equivalents...........................   (20,238)        --             (3)        (20,235)
                                          --------        ---           ----        --------
          Total short-term
            investments.................  $ 55,001        $ 9           $(16)       $ 54,994
                                          ========        ===           ====        ========

     Realized gain or losses on available-for-sale securities for the years ended December 31, 1998, 1997 and 1996 were not significant.

     At December 31, 1998, the contractual maturities of short-term investments were as follows (in thousands):

                                                 AMORTIZED    ESTIMATED
                                                   COST       FAIR VALUE
                                                 ---------    ----------
Due in one year or less........................   $42,752      $42,726
Due after one year through two years...........     7,242        7,244
                                                  -------      -------
                                                  $49,994      $49,970
                                                  =======      =======

 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                      1997      1998
                                                     ------    ------
Machinery and equipment............................  $1,427    $4,737
Furniture and fixtures.............................     176       480
Construction in process............................     967     5,252
                                                     ------    ------
                                                      2,570    10,469
Less accumulated depreciation and amortization.....    (307)   (1,020)
                                                     ------    ------
Property and Equipment.............................  $2,263    $9,449
                                                     ======    ======

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

 4. SPONSORED RESEARCH AND LICENSE AGREEMENTS

     The Company has entered into numerous agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Included in research and development expenses for 1998, 1997, 1996 and for the period from inception (February 16, 1995) to December 31, 1998 is $0.8 million, $0.8 million, zero and $1.6 million, respectively, to fund activities under these agreements. As of December 31, 1998, noncancelable commitments under these arrangements were approximately $0.8 million. In order to maintain certain of these licenses, the Company must pay specified annual license fees. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any.

 5. COLLABORATIVE DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

     In December 1998, the Company and SmithKline Beecham Corporation ("SB") entered into a collaborative agreement for the development and commercialization of Bexxar, which is in late-stage development for the treatment of non-Hodgkin's lymphoma (NHL). Under the terms of the agreement, Coulter may receive milestone payments, shared profits and royalties. The agreement also provides for the sharing of certain costs related to clinical development, manufacturing development, and sales & marketing costs. The Company and SB will prepare a joint profit & loss statement to account for the sharing of sales, cost of goods sold, and costs related to selling, marketing, distribution and certain other Bexxar-related activities. Research and Development expenses for 1998 have been reduced by approximately $2.2 million which has been charged to SB under the terms of the agreement.

     The agreement provides for an upfront non-refundable license fee of $34.25 million and the purchase of $7.25 million of the Company's common stock. The license fee was recognized as corporate partner revenues in fiscal year 1998. In addition, the agreement provides for a $15.0 million credit line. The Company may receive additional payments based upon completion of certain milestones. Future development expenses for Bexxar will generally be shared by both companies, with the Company retaining responsibility for funding certain predetermined development costs. In addition, the companies will jointly explore the potential of other indications for the product. Upon regulatory approval, the Company and SB will jointly market Bexxar in the United States following regulatory approval, and the two companies will share profits and losses equally. Outside the United States, excluding Japan, the Company has granted SB exclusive marketing and distribution rights in return for product royalties. SB may also have access to second generation anti-CD20 compounds.

 6. ACCRUED LIABILITIES

     Accrued liabilities consists of the following at December 31 (in thousands):

                                                      1997      1998
                                                     ------    ------
Accrued research and development expenses..........  $6,426    $4,028
Accrued clinical trial costs.......................     620       543
Other..............................................     913     1,782
                                                     ------    ------
          Total....................................  $7,959    $6,353
                                                     ======    ======

 7. LONG TERM DEBT

  Equipment Financing

     In December 1996, the Company entered into a $3,827,000 equipment lease financing and debt facility with a financing company, none of which remain available at December 31, 1998. The Company makes

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

monthly payments plus interest on amounts borrowed over the 48-month term of the facility followed by a balloon payment. Interest rates under the facility range from 11.75% to 11.93%. Amounts outstanding under the equipment facility are secured by the underlying assets. Included in property and equipment at December 31, 1998 are assets with a cost of $1,486,000 ($1,165,000 at December 31, 1997)
acquired pursuant to a fixed interest rate equipment loan. Accumulated amortization of assets acquired pursuant to these obligations was approximately $456,000 and $196,000 at December 31, 1998 and 1997, respectively.

  Operating Lines of Credit

     In November 1998, the Company entered into a $10.0 million revolving loan facility with a commercial bank of which $5.0 million remained available at December 31, 1998. The loan is secured by the assets of the Company. Interest is paid each month on the outstanding balance at prime rate plus 0.5% (8.75% at December 31, 1998) . In accordance with the agreement principal payments are due in 48 monthly installments beginning in November 1999, followed by a balloon payment of approximately $2.1 million due in November 2003. The agreement also requires the maintenance of a $5 million compensating balance with the bank until the entire amount of the facility has been drawn down.

     At December 31, 1998, the Company's aggregate commitment under such agreements, together with the net present value of the obligations, is as follows (in thousands):

             YEARS ENDING DECEMBER 31:
             -------------------------
  1999..............................................  $1,855
  2000..............................................   2,441
  2001..............................................   1,585
  2002..............................................   1,072
  2003..............................................   2,859
                                                      ------
                                                       9,812
Less amounts representing interest..................  (1,996)
Less current portion................................  (1,157)
                                                      ------
                                                      $6,659
                                                      ======

 8. COMMITMENTS

     The Company leases its offices under operating leases which expire at various dates beginning in 1999 through 2010. Rent expense under these leases totaled approximately $1,057,000, $461,000, $186,000 and $1,775,000 for the
years ended December 31, 1998, 1997 and 1996, and for the period from inception (February 16, 1996) to December 31, 1998, respectively.

     At December 31, 1998, the aggregate noncancelable future minimum payments under the operating leases are as follows (in thousands):

                                                     OPERATING
             YEARS ENDING DECEMBER 31:                LEASES
             -------------------------               ---------
  1999.............................................   $ 2,278
  2000.............................................     2,295
  2001.............................................     2,316
  2002.............................................     2,227
  2003.............................................     2,210
  Thereafter.......................................    17,510
                                                      -------
          Total....................................   $28,836
                                                      =======

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On November 7, 1997, the Company entered into an agreement to lease additional facilities. The lease was amended on November 10, 1998 to include a second building. The monthly rent payments range from $78,000 to $241,000 throughout the term of the lease. In connection with this lease agreement, the Company obtained a $2 million letter of credit agreement from a bank which secures the aggregate future payments under the lease.

     At December 31, 1998, the Company had approximately $16.1 million in noncancelable purchase commitments with BI Pharma KG and Lonza, two of its third party manufacturers. In the event of cancellation by Coulter prior to fulfillment of its obligation, the agreements contain certain economic penalty provisions which would be applied and determined at the point in time when cancellation occurs.

 9. RELATED PARTY TRANSACTIONS

     The Company issued loans to employees totaling $485,000 prior to December 31, 1996. These loans were either repaid in full or converted to new loan agreements in 1997. The Company entered into loan agreements with certain key employees, totaling $670,000 for the period ended December 31, 1997 and $438,000 for the period ended December 31, 1998. The loans are non-interest bearing with various terms ranging from four to ten years. The forgiven amount and the repaid amount is calculated on a pro-rata basis over years one through ten of continued employment. In the event an employee ceases to be employed by the Company, the loan becomes interest-bearing and due within a reasonable period not to exceed three months. Each loan is secured by a Second Deed of Trust on employee's residence.

10. STOCKHOLDERS' EQUITY

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

  Common Stock

     In July 1998, the Company completed a follow-on public offering of 2,400,000 shares of common stock at a price to the public of $25.00 per share, resulting in net proceeds to the Company of approximately $56.3 million. Also, in August 1998, the underwriters of that offering purchased 245,000 additional shares of common stock upon a partial exercise of their over-allotment option, raising additional net proceeds of $5.8 million. The total net proceeds from this offering were $62.1 million.

  Equity Incentive Plans

     The 1995 Equity Incentive Plan (the "1995 Plan") was adopted in 1995 by the Board of Directors and allowed for the granting of options for up to 866,666 shares of common stock to employees, consultants and directors.

     In December 1996, the Board of Directors adopted the 1996 Equity Incentive Plan (the "1996 Plan") under which a total of 1,400,000 shares of the Company's authorized but unissued common stock has been

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

reserved for issuance thereunder. In February 1998, the Board of Directors approved an amendment to increase the number of shares of common stock authorized from 1,400,000 to 2,800,000 shares. The amendment was approved by the Company's stockholders in May 1998.

     Stock options granted under the 1995 and 1996 Plans (collectively, the "Plans") may be either incentive stock options or non-qualified stock options. Incentive stock options may be granted to employees with exercise prices not less than the fair market value at the date of grant and nonqualified stock options may be granted at exercise prices of no less than 85% of the fair market value of the common stock on the date of grant. The options vest over four years pursuant to a formula determined by the Company's Board of Directors and expire after ten years. The 1995 Plan terminated upon the closing of the Company's initial public offering in January 1997.

     Activity under the Plans was as follows:

                                                  OPTIONS OUTSTANDING
                                              ----------------------------
                                 OPTIONS       NUMBER         EXERCISE          WEIGHTED-
                                AVAILABLE        OF             PRICE            AVERAGE
                                FOR GRANT      SHARES         PER SHARE       EXERCISE PRICE
                                ----------    ---------    ---------------    --------------
Shares authorized.............     333,333           --    $            --        $   --
Options granted...............    (220,756)     220,756    $           0.30       $ 0.30
Options exercised.............          --       (2,059)   $           0.30       $ 0.30
                                ----------    ---------    ---------------        ------
Balance at December 31,
  1995........................     112,577      218,697    $           0.30       $ 0.30
Shares authorized.............     533,333           --    $            --            --
Options granted...............    (658,492)     658,492    $  0.30 - $12.00       $ 1.99
Options exercised.............          --      (35,551)   $  0.30 - $ 2.25       $ 0.41
Options canceled..............      19,333      (19,333)   $  0.30 - $30.75       $ 0.73
                                ----------    ---------    ---------------        ------
Balance at December 31,
  1996........................       6,751      822,305    $  0.30 - $12.00       $ 1.64
Shares authorized.............   1,400,000           --    $            --        $   --
Options granted...............  (1,010,100)   1,010,100    $  8.50 - $19.13       $10.83
Options exercised.............          --      (77,358)   $  0.30 - $ 2.25       $ 0.59
Options canceled..............     106,063     (106,063)   $  0.30 - $10.75       $ 2.04
Options terminated............    (100,314)          --    $            --            --
                                ----------    ---------    ---------------        ------
Balance at December 31,
  1997........................     402,400    1,648,984    $  0.30 - $19.13       $ 7.29
Shares authorized.............   1,400,000           --    $            --        $   --
Options granted...............  (1,117,800)   1,117,800    $ 19.38 - $32.38       $24.77
Options exercised.............          --     (164,785)   $  0.30 - $24.13       $ 3.26
Options canceled..............      95,505      (95,505)   $  0.30 - $24.50       $ 4.34
Options terminated............     (63,042)          --    $            --            --
                                ----------    ---------    ---------------        ------
Balance at December 31,
  1998........................     717,063    2,506,494    $  0.30 - $32.38       $15.46
                                ==========    =========    ===============        ======

     Options were exercisable to purchase 11,104 shares (at a weighted-average exercise price of $0.30 per share), 65,440 shares (at a weighted-average exercise price of $0.43 per share), 222,201 shares (at a weighted-average exercise price of $6.52 per share) and 557,676 shares (at a weighted-average exercise price of $13.30 per share) for the years ended at December 31, 1995, 1996, 1997 and 1998, respectively.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Exercise prices for options outstanding under the Plans as of December 31, 1998 ranged from $0.30 to $32.38 per share. The weighted-average remaining contractual life of those options is 8.8 years.

                                                 WEIGHTED-      EXERCISABLE OPTIONS
                      OPTIONS OUTSTANDING         AVERAGE     ------------------------
                   --------------------------    REMAINING                WEIGHTED-
                                 WEIGHTED-      CONTRACTUAL                AVERAGE
 EXERCISE PRICE                   AVERAGE          LIFE                    EXERCISE
      RANGE         NUMBER     EXERCISE PRICE   (IN YEARS)    NUMBER        PRICE
-----------------  ---------   --------------   -----------   -------   --------------
$ 0.30  - $ 4.50 ..   438,884     $ 1.6590          7.6       213,417      $ 1.3732
$ 8.50  - $ 8.50 ..   140,500     $ 8.5000          8.3        53,702      $ 8.5000
$ 8.625 - $ 8.625..   480,417     $ 8.6250          8.6       155,346      $ 8.6250
$ 8.875 - $22.50 ..   418,893     $16.3155          8.8       108,745      $14.3813
$22.75  - $24.0313..   155,000    $23.0849          9.6         1,226      $23.0000
$24.125 - $32.375..   872,800     $25.5228          9.6        25,240      $24.1250
                   ---------      --------          ---       -------      --------
                   2,506,494      $15.4618          8.8       557,676      $ 7.6934

     The Company has reserved 3,223,557 shares of its common stock for options to purchase common shares which may be issued under the Plans.

     In March 1996, 400,000 shares of common stock were purchased at $0.45 per share by an officer of the Company. The Company has the right to repurchase these shares under certain conditions. At December 31, 1998, 150,000 common shares were available for repurchase.

     The Company recorded deferred compensation expense of $2.3 million for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's common stock, as determined by the board of directors, for common stock issued and stock options granted prior to the Company's initial public offering in January 1997. Additionally, deferred compensation of approximately $361,000 was recorded based on the deemed fair values of common stock options granted subsequent to the Company's initial public offering. The deferred compensation is being amortized over the corresponding vesting period of each respective share purchase or option, generally four years. Amortization of approximately $676,000, $1.1 million, $330,000, and $2.1 million was recorded in fiscal years 1998, 1997, 1996, and for the period from inception (February 16, 1995) to December 31, 1998, respectively.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the minimum value method with weighted-average risk-free assumptions for 1996 of 6.06%. The weighted-average expected life of the options was approximately 5.1 years 1996. The fair value of employee stock options granted subsequent to December 1996 was estimated at the date of grant using a Black-Scholes option pricing model for the single option approach and the following weighted-average assumptions:

                                                       1997      1998
                                                       ----      ----
Risk-free interest rate -- options...................  5.81%     5.32%
Risk-free interest rate -- ESPP......................  5.69%     5.50%
Volatility...........................................    68%       68%
Expected life in years (from granting
  date) -- options...................................   4.1       4.0
Expected life in years -- ESPP.......................   1.2       1.2
Dividend yield.......................................     0%        0%

     The pro forma information required by SFAS 123 includes compensation expenses related to the Company's employee stock purchase plan and has also been calculated based on the fair value method using a Black-Scholes option pricing model using the weighted-average assumptions discussed above.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                  YEAR ENDED DECEMBER 31,
                              -------------------------------
                                1996        1997       1998
                              --------    --------    -------
Pro forma net loss..........  $(15,378)   $(27,296)   $(5,482)
Pro forma net loss per
  share.....................  $  (2.65)   $  (2.68)   $ (0.38)

     The weighted average fair market value of options granted for the years ended December 31, 1996, 1997 and 1998 was $1.46, $10.83 and $24.77,
respectively.

  1996 Employee Stock Purchase Plan

     In December 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which employees can purchase shares of the Company's common stock based on a percentage of their compensation. The purchase price per share must be equal to at least 85% of the market value on the date offered or the date purchased. A total of 350,000 shares of common stock are reserved for issuance thereunder. As of December 31, 1998, 100,852 shares had been issued under the Purchase Plan (33,152 shares as of December, 1997).

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

     In May 1998, the Company issued 16,787 shares of its common stock upon the net exercise of a warrant to purchase 24,666 shares of its common stock. As of December 31, 1998, no warrants were outstanding.

11. INCOME TAXES

     As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $42,200,000. The federal net operating loss carryforwards will expire at various dates beginning in 2010 through 2018 if not utilized.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets are as follows at December 31 (in thousands):

                                                           1997        1998
                                                         --------    --------
Net operating loss carryforwards.......................  $ 14,900    $ 14,700
Capitalized research and development...................     2,100       2,200
Research credit carryforwards (expiring 2010 - 2012)...       600       1,500
Other -- net...........................................       100         200
                                                         --------    --------
          Total deferred tax assets....................    17,700      18,600
Valuation allowance....................................   (17,700)    (18,600)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

     Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $10,400,000 during the year ended December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Identification of Directors and Executive Officers

     The information required by this Item concerning the Company's directors and executive officers is incorporated by reference from the Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Executive Officers."

  Compliance with Section 16(a) of the Exchange Act

     The information required by this Item is incorporated by reference from the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Proxy Statement under the "Certain Transactions."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Proxy Statement under the heading "Certain Transactions" and "Executive Compensation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) LISTING OF EXHIBITS

EXHIBIT   EXHIBIT
FOOTNOTE  NUMBER                      DESCRIPTION OF DOCUMENT
--------  -------                     -----------------------
  (1)      3.1      Amended and Restated Certificate of Incorporation of the
                    Registrant.
  (1)      3.2      Bylaws of the Registrant.
  (1)      4.1      Reference is made to Exhibits 3.1 and 3.2.
  (1)      4.2      Specimen stock certificate.
  (1)      4.3      Amended and Restated Investors' Rights Agreement, dated
                    April 18, 1996, between the Registrant and certain
                    investors.
  (1)      4.4      Warrant Agreement to purchase Common Stock, dated December
                    6, 1996, between the Registrant and Lease Management
                    Services, Inc.
  (1)      10.1     Form of Indemnity Agreement to be entered into between the
                    Registrant and its officers and directors.
  (2)      10.2     1996 Equity Incentive Plan.
  (2)      10.3     Form of Equity Incentive Stock Option.
  (2)      10.4     Form of Nonstatutory Stock Option.
  (2)      10.5     1996 Employee Stock Purchase Plan.
  (1)      10.6     Assignment Agreement, dated February 24, 1995, between the
                    Registrant, Beckman Coulter and certain investors.
  (1)      10.7     Manufacturing Agreement, dated August 20, 1996, between
                    Lonza Biologics PLC and the Registrant.
  (1)      10.8     Equipment Lease Financing Agreement, dated December 6, 1996, between the Registrant and Lease Management Services, Inc.
  (1)     10.9+     First Amendment to Manufacturing Agreement, dated November
                    21, 1996, by and between Lonza Biologics PLC and the
                    Registrant.
  (1)     10.10+    Development Agreement, dated November 15, 1995, by and
                    between MDS Nordion Inc. and the Registrant.
  (1)     10.11+    Patent License Agreement, dated March 15, 1996, by and
                    between the Region Wallone, the Universite Catholique de
                    Louvain and Coulter Pharma Belgium, SA.
  (3)     10.12+    Second Amendment to Manufacturing Agreement, dated June 30,
                    1997, by and between Lonza Biologics PLC and the Registrant.
  (4)     10.13+    Third Amendment to Manufacturing Agreement, date September
                    26, 1997, by and between Lonza Biologics PLC and the
                    Registrant.
  (4)     10.14+    Fourth Amendment to Manufacturing Agreement, dated September
                    17, 1997, by and between Lonza Biologics PLC and the
                    Registrant
  (5)     10.15+    Contract Research and Development Agreement, dated October
                    22, 1997, by and between Dr. Karl Thomae GmbH and the
                    Registrant.
  (5)     10.16+    Fifth Amendment to Manufacturing Agreement, dated October
                    27, 1997, by and between Lonza Biologics PLC and the
                    Registrant.
  (5)     10.17+    Lease Agreement, dated November 7, 1997, by and between HMS
                    Gateway Office L.P. and the Registrant.
  (6)     10.18+    Commercial Supply Agreement, dated May 28, 1998, by and
                    between Lonza Biologics PLC and the Registrant.

EXHIBIT   EXHIBIT
FOOTNOTE  NUMBER                      DESCRIPTION OF DOCUMENT
--------  -------                     -----------------------
  (7)     10.19+    Supply agreement, dated August 31, 1998, by and between MDS
                    Nordion, Inc. and the Registrant.
  (7)     10.20+    Facilities agreement, dated August 31, 1998, by and between
                    MDS Nordion, Inc. and the Registrant.
          10.21+    Stock Purchase Agreement, dated October 23, 1998, by and
                    between SmithKline Beecham Corporation and the Registrant.
          10.22+    Security Agreement, dated October 23, 1998, by and between
                    SmithKline Beecham Corporation and the Registrant.
          10.23+    Grant of Security Interest, dated October 23, 1998, by and between SmithKline Beecham Corporation and the Registrant.
          10.24+    Loan Agreement, dated October 23, 1998, by and between
                    SmithKline Beecham Corporation and the Registrant.
          10.25+    Collaboration Agreement, dated October 23, 1998, by and
                    between SmithKline Beecham Corporation and the Registrant.
          10.26+    Supply Agreement, dated November 3, 1998, by and between
                    Boehringer Ingelheim Pharma KG and the Registrant.
          10.27+    First Amendment to Lease Agreement, dated November 10, 1998, by and between HMS Gateway Office L.P. and the Registrant.
          10.28+    Amendment #1 to the Collaboration Agreement, dated November
                    30, 1998 by and between SmithKline Beecham Corporation and the Registrant.
          10.29+    Loan and Security Agreement, dated October 29, 1998, by and between Silicon Valley bank and the Registrant.
  (1)      21.1     Subsidiaries of the Registrant.
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

(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

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

     Date: March 29, 1999

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
               /s/ MICHAEL F. BIGHAM                    President, Chief Executive      March 29, 1999
---------------------------------------------------        Officer and Director
                (Michael F. Bigham)                    (Principal Executive Officer)

               /s/ WILLIAM G. HARRIS                     Vice President and Chief       March 29, 1999
---------------------------------------------------    Financial Officer (Principal
                (William G. Harris)                      Financial and Accounting
                                                                 Officer)

                 /s/ BRIAN ATWOOD                                Director               March 29, 1999
---------------------------------------------------
                  (Brian Atwood)

            /s/ JOSEPH R. COULTER, III                           Director               March 29, 1999
---------------------------------------------------
             (Joseph R. Coulter, III)

                /s/ DONALD L. LUCAS                              Director               March 29, 1999
---------------------------------------------------
                 (Donald L. Lucas)

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
                 /s/ ROBERT MOMSEN                               Director               March 29, 1999
---------------------------------------------------
                  (Robert Momsen)

                /s/ ARNOLD ORONSKY                               Director               March 29, 1999
---------------------------------------------------
                 (Arnold Oronsky)

             /s/ GEORGE J. SELLA, JR.                            Director               March 29, 1999
---------------------------------------------------
              (George J. Sella, Jr.)

                    /s/ SUE VAN                                  Director               March 29, 1999
---------------------------------------------------
                     (Sue Van)

                                 EXHIBIT INDEX

EXHIBIT    EXHIBIT
FOOTNOTE   NUMBER                      DESCRIPTION OF DOCUMENT
--------   -------                     -----------------------
  (1)       3.1      Amended and Restated Certificate of Incorporation of the
                     Registrant.
  (1)       3.2      Bylaws of the Registrant.
  (1)       4.1      Reference is made to Exhibits 3.1 and 3.2.
  (1)       4.2      Specimen stock certificate
  (1)       4.3      Amended and Restated Investors' Rights Agreement, dated
                     April 18, 1996, between the Registrant and certain
                     investors.
  (1)       4.4      Warrant Agreement to purchase Common Stock, dated December
                     6, 1996, between the Registrant and Lease Management
                     Services, Inc.
  (1)      10.1      Form of Indemnity Agreement to be entered into between the
                     Registrant and its officers and directors.
  (2)      10.2      1996 Equity Incentive Plan.
  (2)      10.3      Form of Equity Incentive Stock Option.
  (2)      10.4      Form of Nonstatutory Stock Option.
  (2)      10.5      1996 Employee Stock Purchase Plan.
  (1)      10.6      Assignment Agreement, dated February 24, 1995, between the
                     Registrant, Beckman Coulter and certain investors.
  (1)      10.7      Manufacturing Agreement, dated August 20, 1996, between
                     Lonza Biologics PLC and the Registrant.
  (1)      10.8      Equipment Lease Financing Agreement, dated December 6, 1996, between the Registrant and Lease Management Services, Inc.
  (1)      10.9+     First Amendment to Manufacturing Agreement, dated November
                     21, 1996, by and between Lonza Biologics PLC and the
                     Registrant.
  (1)      10.10+    Development Agreement, dated November 15, 1995, by and
                     between MDS Nordion Inc. and the Registrant.
  (1)      10.11+    Patent License Agreement, dated March 15, 1996, by and
                     between the Region Wallone, the Universite Catholique de
                     Louvain and Coulter Pharma Belgium, SA.
  (3)      10.12+    Second Amendment to Manufacturing Agreement, dated June 30,
                     1997, by and between Lonza Biologics PLC and the Registrant.
  (4)      10.13+    Third Amendment to Manufacturing Agreement, date September
                     26, 1997, by and between Lonza Biologics PLC and the
                     Registrant.
  (4)      10.14+    Fourth Amendment to Manufacturing Agreement, dated September
                     17, 1997, by and between Lonza Biologics PLC and the
                     Registrant
  (5)      10.15+    Contract Research and Development Agreement, dated October
                     22, 1997, by and between Dr. Karl Thomae GmbH and the
                     Registrant
  (5)      10.16+    Fifth Amendment to Manufacturing Agreement, dated October
                     27, 1997, by and between Lonza Biologics PLC and the
                     Registrant.
  (5)      10.17+    Lease Agreement, dated November 7, 1997, by and between HMS
                     Gateway Office L.P. and the Registrant.
  (6)      10.18+    Commercial Supply Agreement, dated May 28, 1998 by and
                     between Lonza Biologics PLC and the Registrant.
  (7)      10.19+    Supply agreement, dated August 31, 1998 by and between MDS
                     Nordion, Inc. and the Registrant

EXHIBIT    EXHIBIT
FOOTNOTE   NUMBER                      DESCRIPTION OF DOCUMENT
--------   -------                     -----------------------
  (7)      10.20+    Facilities agreement, dated August 31, 1998 by and between
                     MDS Nordion, Inc. and the Registrant
           10.21+    Stock Purchase Agreement, dated October 23, 1998, by and
                     between SmithKline Beecham Corporation and the Registrant
           10.22+    Security Agreement, dated October 23, 1998, by and between
                     SmithKline Beecham Corporation and the Registrant
           10.23+    Grant of Security Interest, dated October 23, 1998, by and between SmithKline Beecham Corporation and the Registrant
           10.24+    Loan Agreement, dated October 23, 1998, by and between
                     SmithKline Beecham Corporation and the Registrant
           10.25+    Collaboration Agreement, dated October 23, 1998, by and
                     between SmithKline Beecham Corporation and the Registrant
           10.26+    Supply Agreement, dated November 3, 1998, by and between
                     Boehringer Ingelheim Pharma KG and the Registrant
           10.27+    First Amendment to Lease Agreement, dated November 10, 1998, by and between HMS Gateway Office L.P. and the Registrant.
           10.28+    Amendment #1 to the Collaboration Agreement, dated November
                     30, 1998 by and between SmithKline Beecham Corporation and the Registrant.
           10.29+    Loan and Security Agreement, dated October 29, 1998, by and between Silicon Valley bank and the Registrant.
  (1)      21.1      Subsidiaries of the Registrant.
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

(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

 + Portions omitted pursuant to a request of confidentiality filed separately with the Commission.