Form 10-Q
period 1999-03-31
COULTER PHARMACEUTICALS INC
filed 1999-05-13
CIK 942416

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                           COMMISSION FILE NO. 0-21905

                          COULTER PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         94-3219075
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

         600 GATEWAY BOULEVARD,
     SOUTH SAN FRANCISCO, CALIFORNIA                              94080
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code: 650-553-2000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of April 30, 1999: 16,762,478.

================================================================================

                          COULTER PHARMACEUTICAL, INC.

                                      INDEX

                                                                                           PAGE NO.
                                                                                           --------
                        PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements and Notes...................................   3

            Consolidated Balance Sheets -- March 31, 1999 and  December 31, 1998..........   3

            Consolidated Statements of Operations -- for the three months ended March 31,
              1999 and 1998 and for the  period from inception  (February 16, 1995) to
              March 31, 1999..............................................................   4

            Consolidated Statements of Cash Flows -- for the three months ended March 31,
              1999 and 1998 and for the period from inception (February 16, 1995) to
              March 31, 1999..............................................................   5

            Notes to Consolidated Financial Statements....................................   6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations..................................................................   8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk....................  11

                PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..............................................  12

SIGNATURES................................................................................  13

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                          COULTER PHARMACEUTICAL, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)



                                     ASSETS
                                                                            MARCH 31,         DECEMBER 31,
                                                                              1999               1998
                                                                            ---------          ---------
                                                                           (UNAUDITED)         (NOTE 1)
Current assets:

  Cash and cash equivalents .......................................         $  15,456          $  89,808
  Short-term investments ..........................................           109,238             49,970
  Prepaid expenses and other current assets .......................             4,768              3,063
                                                                            ---------          ---------
          Total current assets ....................................           129,462            142,841

Property and equipment, net .......................................            12,791              9,449
Employee loans receivable .........................................               866                907
Other assets ......................................................               499                233
                                                                            ---------          ---------
                                                                            $ 143,618          $ 153,430
                                                                            =========          =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable ................................................         $   4,507          $   4,068
  Accrued liabilities .............................................             7,191              6,353
  Current portion of equipment financing obligations and debt
     facility .....................................................             1,513              1,157
                                                                            ---------          ---------
          Total current liabilities ...............................            13,211             11,578

Non current portion of equipment financing obligations and debt
  facility ........................................................             6,208              6,659

Commitments

Stockholders' equity:
  Preferred stock, issuable in series, $.001 par value: 20,000,000 shares authorized; none outstanding at
     March 31, 1999 and December 31, 1998 .........................                --                 --
  Common stock, $.001 par value: 30,000,000 shares authorized;
     16,759,229 shares and 16,704,103 shares issued and outstanding
     at March 31, 1999 and December 31, 1998, respectively ........                17                 17
  Additional paid-in capital ......................................           182,677            182,390
  Accumulated other comprehensive income ..........................               (21)               (32)
  Deferred compensation ...........................................              (452)              (565)
  Deficit accumulated during the development stage ................           (58,022)           (46,617)
                                                                            ---------          ---------
          Total stockholders' equity ..............................           124,199            135,193
                                                                            ---------          ---------
                                                                            $ 143,618          $ 153,430
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

                          COULTER PHARMACEUTICAL, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                  THREE MONTHS ENDED              FOR THE PERIOD
                                                       MARCH 31,                  FROM INCEPTION
                                              ----------------------------      (FEBRUARY 16, 1995)
                                                1999               1998          TO MARCH 31, 1999
                                              ---------          ---------      -------------------
Corporate partner revenues ..........         $      --          $      --          $  34,250

Operating expenses:

Research and development ............         $   9,013          $   9,017          $  74,976
Selling, general and administrative .             3,271              2,160             25,629
                                              ---------          ---------          ---------
Total operating expenses ............            12,284             11,177            100,605

Interest income and other, net ......               879                912              8,333
                                              ---------          ---------          ---------

Net loss ............................         $ (11,405)         $ (10,265)         $ (58,022)
                                              =========          =========          =========

Basic and diluted net loss per
  share .............................         $   (0.69)         $   (0.77)
                                              =========          =========

Shares used in computing basic and
  diluted net loss per share ........            16,590             13,377
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

                          COULTER PHARMACEUTICAL, INC.
                          (A Development Stage Company)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                 (In Thousands)


                                                                         THREE MONTHS                FOR THE PERIOD
                                                                        ENDED MARCH 31,              FROM INCEPTION
                                                                 ----------------------------        (FEB. 16, 1995)
                                                                   1999               1998          TO MARCH 31, 1999
                                                                 ---------          ---------       -----------------

Cash flows from operating activities:
  Net loss .............................................         $ (11,405)         $ (10,265)         $ (58,022)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization .....................               380                 98              1,403
     Amortization of deferred compensation .............               113                 81              2,204
     Loss on sale of equipment .........................                38                 --                 38
  Changes in operating assets and liabilities:
     Prepaid expenses and other current assets .........            (1,705)              (222)            (4,768)
     Employee loans receivable .........................                41                 24               (866)
     Other assets ......................................              (266)                --               (499)
     Accounts payable ..................................               439               (368)             4,507
     Accrued liabilities ...............................               838              3,008              7,280
                                                                 ---------          ---------          ---------
          Net cash used in operating activities ........           (11,527)            (7,644)           (48,723)
                                                                 ---------          ---------          ---------

Cash flows from investing activities:
  Purchases of short-term investments ..................           (95,108)           (32,432)          (249,848)
  Maturities of short-term investments .................            32,852             25,984            130,243
  Sales of short-term investments ......................             2,999              5,074             10,342
  Purchases of property and equipment ..................            (3,765)              (408)           (14,234)
  Proceeds from sale of equipment ......................                 5                 --                  5
                                                                 ---------          ---------          ---------
          Net cash used in investing activities ........           (63,017)            (1,782)          (123,492)
                                                                 ---------          ---------          ---------

Cash flows from financing activities:
  Payments of equipment financing obligations and
     debt facility .....................................               (95)              (175)            (1,487)
  Borrowings under equipment financing obligations
     and debt facility .................................                --                 33              9,120
  Proceeds from issuance of convertible preferred
     stock, net ........................................                --                 --             28,355
  Proceeds from issuance of common stock, net ..........               287                148            151,683
                                                                 ---------          ---------          ---------
          Net cash provided by financing activities ....               192                  6            187,671
                                                                 ---------          ---------          ---------

Net increase (decrease) in cash and cash
  equivalents ..........................................           (74,352)            (9,420)            15,456
Cash and cash equivalents at beginning of period .......            89,808             20,451                 --
                                                                 ---------          ---------          ---------
Cash and cash equivalents at end of period .............         $  15,456          $  11,031          $  15,456
                                                                 =========          =========          =========

Supplemental Schedule of Cash Flow Information
Interest Paid ..........................................         $     178          $      85                846
Schedule of non-cash investing and financing activities:
  Net exercise of warrants to purchase common stock ....         $      --          $      --          $     965
  Acquisition of equipment pursuant to supplemental
     lease obligation ..................................         $      --          $      --          $      78
  Deferred compensation related to grant of certain
     stock options .....................................         $      --          $     102          $   2,656

                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A Development Stage Company)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The information at March 31, 1999, for the three month periods ended March 31, 1999 and 1998 and for the period from inception (February 16, 1995) to March 31, 1999 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The March 31, 1999 interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1998 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1999 Annual Meeting of Stockholders.

     The consolidated balance sheet at December 31, 1998 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


2. INVESTMENTS

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company's debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as accumulated other comprehensive income in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash equivalents and short-term investments as of March 31, 1999 are as follows (in thousands):

                                                                          GROSS             GROSS
                                                     AMORTIZED          UNREALIZED        UNREALIZED        ESTIMATED
                                                        COST              GAINS             LOSSES          FAIR VALUE
                                                     ---------          ----------        ---------         ----------
Money market funds .........................         $  10,243          $      --         $      --          $  10,243
Commercial paper ...........................            35,779                 29                (4)            35,804
Corporate bonds ............................            20,046                  2               (39)            20,009
Government bonds ...........................            38,194                  2                --             38,196
Certificate of deposits ....................            20,207                 --               (11)            20,196
                                                     ---------          ---------         ---------          ---------
          Total ............................           124,469                 33               (54)           124,448
Less amounts classified as cash equivalents            (15,214)                --                 4            (15,210)
                                                     ---------          ---------         ---------          ---------
Total short-term investments ...............         $ 109,255          $      33         $     (50)         $ 109,238
                                                     =========          =========         =========          =========

     Realized gains or losses on the sale of available-for-sale securities for the quarters ended March 31, 1999 and March 31, 1998 were not material.

     At March 31, 1999 the contractual maturities of short term investments were as follows (in thousands):

                                                                          ESTIMATED FAIR
                                                       AMORTIZED COST         VALUE
                                                       --------------     --------------
      Due in one year or less...............              $ 78,868          $ 78,869
      Due after one year ...................                30,387            30,369
                                                          --------          --------
                                                          $109,255          $109,238
                                                          ========          ========

3. COLLABORATIVE DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

     In December 1998, the Company and SmithKline Beecham Corporation ("SB") entered into a collaborative agreement for the development and commercialization of Bexxar, which is in late-stage development for the treatment of non-Hodgkin's lymphoma. Under the terms of the agreement, Coulter may receive milestone payments, shared profits and royalties. The agreement also provides for the sharing of certain costs related to clinical development, manufacturing development, and sales & marketing costs. The Company and SB will prepare a joint profit & loss statement to account for the sharing of sales, cost of goods sold, and costs related to selling, marketing, distribution and certain other Bexxar-related activities.

     The agreement provides for an upfront non-refundable license fee of $34.25 million and the purchase of $7.25 million of the Company's common stock. The license fee was recognized as corporate partner revenues in fiscal year 1998. In addition, the agreement provides for a $15.0 million credit line. The Company may receive additional payments based upon completion of certain milestones. Future development expenses for Bexxar will generally be shared by both companies, with the Company retaining responsibility for funding certain predetermined development costs. In addition, the companies will jointly explore the potential of other indications for the product. If approved, the Company and SB will jointly market Bexxar in the United States and share profits and losses equally. Outside the United States, excluding Japan, the Company has granted SB exclusive marketing and distribution rights in return for product royalties. SB may also have access to second generation anti-CD20 compounds.

4. COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". For the three months ended March 31, 1999 and 1998 total comprehensive loss amounted to $11.4 million and $10.3 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 29, 1999.

OVERVIEW

     Coulter Pharmaceutical is engaged in the development of novel drugs and therapies for the treatment of people with cancer. The Company currently is developing cancer therapeutics based upon two drug discovery programs: therapeutic antibodies and targeted oncologics. Within these broad drug discovery programs, the Company is currently concentrating on two distinct platform technologies: therapeutic antibodies based on conjugated antibody technology and targeted oncologics based on tumor activated peptide pro-drug technology.

     The Company's most advanced product candidate, Bexxar(TM) (formerly known as the "B-1 Therapy"), consists of a monoclonal antibody conjugated with a radioisotope. The Company intends to seek initial approval of Bexxar for the treatment of low-grade and transformed low-grade non-Hodgkin's lymphoma in patients who have relapsed after, or are refractory to, chemotherapy. The Company intends to seek expedited Biologics License Application review and marketing approval for Bexxar, while simultaneously pursuing clinical trials to expand the potential use of Bexxar to other indications. The Company announced in December 1998, that the United States Food and Drug Administration had designated Bexxar as a Fast Track Product for which the agency will take appropriate actions to potentially expedite development and review. Also in December 1998, the Company announced a joint collaboration agreement with SB granting SB joint marketing rights in the United States and exclusive commercial rights internationally, except Japan, in return for a non-refundable license fee of $34.3 million, potential product royalties, development milestone payments and other shared development payments.

     To date, the Company has devoted substantially all of its resources to research and development programs, as well as selling, general and administrative activities needed to support product development and potential product sales. No revenues have been generated from product sales, and product revenues resulting from the Company's research and development efforts will not occur until commercial availability of such product. The Company has a limited history of operations and has experienced significant operating losses to date. The Company may continue to incur significant additional operating losses in future periods and expects cumulative losses to increase substantially if anticipated product sales do not offset the projected costs associated with expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, manufacture and commercialize its products or ever achieve or sustain product revenues or profitability. As of March 31, 1999, the Company's accumulated deficit was approximately $58.0 million.

RESULTS OF OPERATIONS

Operating Costs and Expenses

     Research and development expenses were $9.0 million for the three-month periods ended March 31, 1999 and 1998. While the overall expense did not change significantly year over year, personnel and facilities costs in the first quarter of 1999 were significantly higher than the same period in 1998 which included higher levels of certain expenses associated with developing production capabilities for the monoclonal antibody. The Company expects its research and development expenses to grow during the remainder of 1999, reflecting anticipated increased costs related to additions to staffing, preclinical studies, clinical trials and manufacturing.

Selling, general and administrative expenses were $3.3 million for the quarter ended March 31, 1999, compared to $2.2 million for the same period in 1998. This increase was incurred to support the Company's facilities and staffing expansion, sales and marketing efforts, increased pre-commercialization activities, increased corporate development activities and related legal and patent activities. The Company expects its selling, general and administrative expenses to continue to increase during the remainder of 1999 in continued support of these activities.

Interest Income and Other, Net

     Interest income and other, net was $879,000 for the quarter ended March 31, 1999, compared to $912,000 for the same period in 1998. This decrease was due to expenses related to the unconsolidated joint venture with SB, partially offset by higher interest income on higher average cash, cash equivalents and short-term investment balances as a result of the completion of the Company's public offering of common stock in July 1998 and amounts received from SB in connection with the joint collaboration agreement. Interest expense is not material for any period presented.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception through March 31, 1999, the Company has financed its operations primarily through private placements and public offerings of equity securities totaling $180.0 million. Cash, cash equivalents and short-term investments totaled $124.7 million at March 31, 1999.

     The negative cash flow from operations results primarily from the Company's net operating losses and is expected to continue and to accelerate in future periods. The Company expects to incur substantial and increasing research and development expenses, including expenses related to additions to personnel, preclinical studies, clinical trials, manufacturing and commercialization efforts. The Company may need to raise substantial additional capital to fund its operations. The Company may seek such additional funding through public or private equity or debt financings from time to time, as market conditions permit. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

     Net cash used in operations was $11.5 million for the three months ended March 31, 1999, compared to $7.6 million for the same period in 1998. This $3.9 million increase is primarily the result of the increased net loss for the 1999 period and an increase in other current assets which relates to receivables from activities under the SB collaboration agreement. Net cash used in investing activities was $63.0 million for the three months ended March 31, 1999 compared to $1.8 million for the same period in 1998. This increase primarily resulted from the purchase of $95.1 million of short-term investments offset by an increase in maturities. Property and equipment purchases of $3.8 million in the three months ended March 31, 1999 were in support of the Company's facilities expansion and staffing growth. Net cash provided by financing activities increased to $192,000 for the three months ended March 31, 1999 from $6,000 for the same period in 1998 primarily resulting from higher proceeds from issuance of common stock and lower payments on financing obligations .

     The Company expects that its existing capital resources, including the net proceeds of its public offerings and interest thereon, will be adequate to satisfy the requirements of its current and planned operations through 2000. The Company has entered into a long-term lease obligation for office and laboratory space that will require material commitments for capital expenditures. The Company's future capital requirements will depend on a number of factors, including: the scope and results of preclinical studies and clinical trials; continued progress of the Company's research and development of potential products; the cost, timing and outcome of regulatory approvals; the expenses of establishing a sales and marketing force; the timing and cost of establishment or procurement of requisite production, radiolabeling and other capacities; the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; the need to acquire licenses to new technology; the status of competitive products; the availability of other financing and the ability to achieve profitability.

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

     The Company has developed a strategy to address the potential exposures related to the impact on its computer systems for the Year 2000 and beyond. An inventory of key financial, informational and operational systems is being completed. Detailed plans for implementation and testing of any necessary modifications to these key computer systems and equipment to ensure they are Year 2000 compliant are being developed by a cross functional team to address computer system and equipment problems as required by December 31, 1999. The Company believes that with these plans and completed modifications, the Year 2000 issue will not pose significant operational problems for its computer systems and equipment. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time. The Company currently has no contingency plans to deal with major Year 2000 failures, though such plans, if necessary, will be developed by September 1, 1999. The Company does not expect the resources required to be devoted to Year 2000 compliance to cause significant delay in other projects. The Company is currently considering the need for external verification of its Year 2000 readiness and that of its partners.

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

     The total cost of the Year 2000 systems assessments and conversions is funded through operating cash flows, and the Company is expensing these costs. The financial impact of making the required systems changes and ensuring that key third-parties are Year 2000 compliant is not known precisely at this time, but it is currently expected to be less than $1.0 million. The cost incurred to date is less than $75,000. The actual financial impact could, however, exceed this estimate. These costs are not expected to be material to the Company's financial position, results of operations or cash flows.


BUSINESS RISKS

     Except for the historical information contained herein, the matters discussed in this filing are forward-looking statements that involve risks and uncertainties, including uncertainties related to product development, uncertainties related to the need for regulatory and other government approvals, dependence on proprietary technology, uncertainty of market acceptance of Bexxar or the Company's other product candidates and other risks, including those detailed in the Company's other filings with the Securities and Exchange Commission. In particular, see "Risk Factors," referenced in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 29, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Interest Rates -- The Company's interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company's cash equivalents and short-term investments. Based on the Company's overall interest rate exposure at March 31, 1999, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.

     Foreign Currency Exchange Rates -- The Company has certain liabilities which are denominated in several European currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which the Company's suppliers are located. To mitigate this risk, the Company may enter into foreign currency forward contracts as is deemed necessary by management. Based on the Company's overall currency rate exposure at March 31, 1999, a near-term change in currency rates, based on historical currency rate movements, would not materially affect the value of foreign currency sensitive liabilities.

     The Company invests cash which is not currently being used for operational purposes in accordance with its investment policy. This policy allows for the purchase of low risk securities issued by the government agencies and very highly rated banks and corporations subject to certain concentration limits. The maturities of these securities are maintained at less than two years. The following table presents the amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and long term debt obligations at March 31, 1999.

                                        1999       2000       2001        2002       2003      THEREAFTER      TOTAL
                                   -----------   -------    ---------   --------   ---------   -----------    --------
                                                                       (Dollars In Thousands)

Cash Equivalent Investments:
  Fixed Rate..................         $15,456        --          --         --          --            --     $15,456
  Average Interest Rate.......             4.6%       --          --         --          --            --          --
Short Term Investments:
  Fixed Rate..................          69,110    29,505      10,623         --          --            --     109,238
  Average Interest Rate.......             5.0%      5.2%        5.6%        --          --            --          --
Long-term debt, including
   current portion:
  Variable Rate...............             119       714         714        714       2,739            --       5,000
  Average Interest Rate.......            8.75%     8.75%       8.75%      8.75%       8.75%           --          --

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        EXHIBIT
         NUMBER       DESCRIPTION OF DOCUMENT

       27.1           Financial data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COULTER PHARMACEUTICAL, INC.

Date: May 13, 1999                    /s/   MICHAEL F. BIGHAM
                                 -----------------------------------------------
                                            Michael F. Bigham
                                     President and Chief Executive Officer

Date: May 13, 1999                   /s/    WILLIAM G. HARRIS
                                 -----------------------------------------------
                                            William G. Harris
                                     Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


     EXHIBIT
     NUMBER               DESCRIPTION OF DOCUMENT

       27.1               Financial data Schedule
