Form 10-Q
period 1999-06-30
COULTER PHARMACEUTICALS INC
filed 1999-08-13
CIK 942416

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .


                           Commission File No. 0-21905

                          COULTER PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                             94-3219075
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


        600 Gateway Boulevard
   South San Francisco, California                                  94080
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

                                Yes [X]   No [ ]

     Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of July 31, 1999: 16,836,703.

================================================================================

                          COULTER PHARMACEUTICAL, INC.

                                      INDEX

                         PART I. FINANCIAL INFORMATION

                                                                                Page No.
                                                                                --------
Item 1.   Consolidated Financial Statements and Notes............................   3

          Consolidated Balance Sheets -- June 30, 1999 and  December 31, 1998....   3

          Consolidated Statements of Operations -- for the three months and six months ended June 30, 1999 and 1998 and for the period from
          inception (February 16, 1995) to June 30, 1999.........................   4

          Consolidated Statements of Cash Flows -- for the six months ended
          June 30, 1999 and 1998 and for the period from inception
          (February 16, 1995) to June 30, 1999...................................   5

          Notes to Consolidated Financial Statements.............................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..................................................   8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............  11


                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders....................  12

Item 5.   Other Information......................................................  12

Item 6.   Exhibits and Reports on Form 8-K.......................................  12

SIGNATURES.......................................................................  13

                          PART I. FINANCIAL INFORMATION

               Item 1. Consolidated Financial Statements and Notes

                          COULTER PHARMACEUTICAL, INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                     ASSETS

                                                              June 30,       December 31,
                                                                1999             1998
                                                              ---------        --------
                                                             (Unaudited)       (Note 1)
Current assets:

  Cash and cash equivalents................................   $  15,282        $ 89,808
  Short-term investments...................................      90,248          49,970
  Prepaid expenses and other current assets................       6,073           3,063
                                                              ---------        --------
          Total current assets.............................     111,603         142,841

Property and equipment, net................................      15,313           9,449
Employee loans receivable..................................       1,049             907
Other assets...............................................         502             233
                                                              ---------        --------
                                                              $ 128,467        $153,430
                                                              =========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable.........................................   $   4,415        $  4,068
  Accrued liabilities......................................       5,098           6,353
  Current portion of equipment financing
     obligations and debt facility.........................       1,649           1,157
                                                              ---------        --------
          Total current liabilities........................      11,162          11,578

Non current portion of equipment financing
  obligations and debt facility............................       5,788           6,659

Commitments

Stockholders' equity:
  Preferred stock, issuable in series, $.001 par value:
     20,000,000 shares authorized; none outstanding at
     June 30, 1999 and December 31, 1998...................          --              --
  Common stock, $.001 par value: 30,000,000 shares
     authorized; 16,821,430 shares and 16,704,103 shares
     issued and outstanding at June 30, 1999 and
     December 31, 1998, respectively.......................          17              17
  Additional paid-in capital...............................     183,430         182,390
  Accumulated other comprehensive income...................        (166)            (32)
  Deferred compensation....................................        (346)           (565)
  Deficit accumulated during the development stage.........     (71,418)        (46,617)
                                                              ---------        --------
          Total stockholders' equity.......................     111,517         135,193
                                                              ---------        --------
                                                              $ 128,467        $153,430
                                                              =========        ========

                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                  Three months ended             Six months ended        For the period
                                                        June 30,                     June 30,            from inception
                                                -----------------------       -----------------------  (February 16, 1995)
                                                  1999          1998            1999          1998      to June 30, 1999
                                                ---------     ---------       ---------     ---------  -------------------
Corporate partner revenues ...............      $      --     $      --       $      --     $      --       $  34,250

Operating expenses:
     Research and development ............         10,303         6,217          19,316        15,234          85,279
     Selling, general and administrative .          4,107         2,918           7,378         5,078          29,736
                                                ---------     ---------       ---------     ---------       ---------
     Total operating expenses ............         14,410         9,135          26,694        20,312         115,015
Interest income and other, net ...........          1,014           787           1,893         1,699           9,347
                                                ---------     ---------       ---------     ---------       ---------
Net loss .................................      $ (13,396)    $  (8,348)      $ (24,801)    $ (18,613)      $ (71,418)
                                                =========     =========       =========     =========       =========
Basic and diluted net loss per share .....      $   (0.80)    $   (0.62)      $   (1.49)    $   (1.39)
                                                =========     =========       =========     =========
Shares used in computing basic and
  diluted net loss per share .............         16,652        13,444          16,621        13,411
                                                =========     =========       =========     =========

                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (unaudited)
                                 (in thousands)

                                                                                       For the period
                                                                  Six months           from inception
                                                                ended June 30,        (Feb. 16, 1995)
                                                             1999          1998       to June 30, 1999
                                                           ---------     ---------    ----------------
Cash flows from operating activities:
  Net loss..............................................   $(24,801)     $(18,613)       $ (71,418)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization......................        963           226            1,986
     Amortization of deferred compensation..............        219           214            2,310
     Loss on sale of equipment..........................         38            --               38
  Changes in operating assets and liabilities:
     Prepaid expenses and other current assets..........     (3,010)         (155)          (6,073)
     Employee loans receivable..........................       (142)            5           (1,049)
     Other assets.......................................       (269)          (34)            (502)
     Accounts payable...................................        347           622            4,415
     Accrued liabilities................................     (1,255)         (441)           5,098
                                                           ---------     ---------       ---------
          Net cash used in operating activities.........    (27,910)      (18,176)         (65,195)
                                                           --------      --------        ---------

Cash flows from investing activities:
  Purchases of short-term investments...................   (101,573)      (39,673)        (256,313)
  Maturities of short-term investments..................     53,250        45,737          150,641
  Sales of short-term investments.......................      7,911         5,074           15,254
  Purchases of property and equipment...................     (6,870)       (1,866)         (17,339)
  Proceeds from sale of equipment.......................          5            --                5
                                                           --------      --------        ---------
          Net cash provided by (used in)
          investing activities..........................    (47,277)        9,272         (107,752)
                                                           --------      --------        ---------

Cash flows from financing activities:
  Payments of equipment financing obligations and
    debt facility.......................................       (379)         (354)          (1,682)
  Borrowings under equipment financing obligations
    and debt facility...................................         --            33            9,120
  Proceeds from issuance of convertible preferred
    stock, net..........................................         --            --           28,355
  Proceeds from issuance of common stock, net...........      1,040           656          152,436
                                                           --------      --------        ---------
          Net cash provided by financing activities.....        661           335          188,229
                                                           --------      --------        ---------

Net increase (decrease) in cash and cash
  equivalents...........................................    (74,526)       (8,569)          15,282
Cash and cash equivalents at beginning of period........     89,808        20,451               --
                                                           --------      --------        ---------
Cash and cash equivalents at end of period..............   $ 15,282      $ 11,882        $  15,282
                                                           ========      ========        =========

Supplemental Schedule of Cash Flow Information:
Interest Paid...........................................   $    353      $    165        $   1,021

Schedule of non-cash investing and
financing activities:
  Net exercise of warrants to purchase
    common stock........................................   $     --      $    512        $     965
  Acquisition of equipment pursuant to
    supplemental lease obligation.......................   $     --      $     --        $      78
  Deferred compensation related to grant
    of certain stock options............................   $     --      $    156        $   2,656

                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (unaudited)


1.   Summary of Significant Accounting Policies

Basis of Presentation

     The information at June 30, 1999, for the three and six month periods ended June 30, 1999 and 1998 and for the period from inception (February 16, 1995) to June 30, 1999 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The June 30, 1999 interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1998 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1999 Annual Meeting of Stockholders.

     The consolidated balance sheet at December 31, 1998 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.   Investments

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company's debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as accumulated other comprehensive income in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash equivalents and short-term investments as of June 30, 1999 are as follows (in thousands):

                                                                    Gross         Gross
                                                    Amortized    Unrealized    Unrealized     Estimated
                                                      Cost          Gains        Losses       Fair Value
                                                    ---------    ----------    ----------     ----------
Money market funds...........................      $    3,140        $ --          $  --      $   3,140
Commercial paper.............................          19,330          --             (2)        19,328
Corporate bonds..............................          18,920          --            (69)        18,851
Government bonds.............................          44,693          --            (96)        44,597
Certificate of deposits......................          19,370           6             (5)        19,371
                                                    ---------        ----          -----      ---------
          Total..............................         105,453           6           (172)       105,287
Less amounts classified as cash equivalents..         (15,039)         --             --        (15,039)
                                                    ---------        ----          -----      ---------
Total short-term investments.................       $  90,414        $  6          $(172)     $  90,248
                                                    =========        ====          =====      =========

     Realized gains or losses on the sale of available-for-sale securities for the quarters ended June 30, 1999 and June 30, 1998 were not material.

     At June 30, 1999 the contractual maturities of short term investments were as follows (in thousands):

                                                               Estimated Fair
                                          Amortized Cost            Value
                                          --------------       --------------
Due in one year or less............         $  64,863             $  64,811
Due after one year.................            25,551                25,437
                                            ---------             ---------
                                            $  90,414             $  90,248
                                            =========             =========


3.   Net Loss Per Share

     Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Basic earnings per share excludes any dilutive effects of options.

     Diluted net loss per share has not been presented separately as, given the Company's net loss position, the result would be anti-dilutive.

     Options to purchase approximately 3,256,000 shares of common stock at a weighted average price of $17.50 per share have been excluded from the calculation of loss per share because the effect of inclusion would be antidilutive.

4.   Collaborative Development and Commercialization Agreement

     In December 1998, the Company and SmithKline Beecham Corporation ("SB") entered into a collaborative agreement for the development and commercialization of Bexxar(TM), which is in late-stage development for the treatment of non-Hodgkin's lymphoma. Under the terms of the agreement, Coulter may receive milestone payments, shared profits, if any and royalties. The agreement also provides for the sharing of certain costs related to clinical development, manufacturing development, and sales and marketing costs. The Company and SB will prepare a joint profit and loss statement to account for the sharing of sales, cost of goods sold, and costs related to selling, marketing, distribution and certain other Bexxar-related activities.

     The agreement provides for an upfront, non-refundable license fee of $34.25 million and the purchase of $7.25 million of the Company's common stock. The license fee was recognized as corporate partner revenues in fiscal year 1998. In addition, the agreement provides for a $15.0 million credit line. The Company may receive additional payments based upon completion of certain milestones. Future development expenses for Bexxar will generally be shared by both companies, with the Company retaining responsibility for funding certain predetermined development costs. In addition, the companies will jointly explore the potential of other indications for the product. If approved, the Company and SB will jointly market Bexxar in the United States and share profits and losses equally. Outside the United States, excluding Japan, the Company has granted SB exclusive marketing and distribution rights in return for product royalties. SB may also have access to second generation anti-CD20 compounds.

5.   Comprehensive Income

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". For the six months ended June 30, 1999 and 1998 total comprehensive loss amounted to $25.0 million and $18.6 million, respectively. For the three months ended June 30, 1999 and 1998 total comprehensive loss amounted to $13.6 million and $8.3 million, respectively.

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

     The Company's most advanced product candidate, BexxarTM (tositumomab, iodine I 131 tositumomab) consists of a monoclonal antibody conjugated with a radioisotope. In June 1999, the Company announced that it had submitted a Biologics License Application to the United States Food and Drug Administration ("FDA") to seek initial approval of Bexxar for the treatment of low-grade and transformed low-grade non-Hodgkin's lymphoma in patients who have relapsed after, or are refractory to, chemotherapy. The Company announced in July 1999 that Bexxar has been assigned priority review status by the FDA. Priority review status indicates that the license application for Bexxar will be reviewed and action taken by the agency within six months. While seeking expedited review and marketing approval for Bexxar, the Company intends to simultaneously pursue clinical trials to expand the potential use of Bexxar to other indications. In December 1998, the Company announced a joint collaboration agreement with SB granting SB joint marketing rights in the United States and exclusive commercial rights internationally, except Japan, in return for a non-refundable license fee of $34.3 million, potential product royalties, development milestone payments and other shared development payments.

     To date, the Company has devoted substantially all of its resources to research and development programs, as well as selling, general and administrative activities needed to support product development and potential product sales. No revenues have been generated from product sales, and product revenues resulting from the Company's research and development efforts, if any, will not occur until commercial availability of such product. The Company has a limited history of operations and has experienced significant operating losses to date. The Company may continue to incur significant additional operating losses in future periods and expects cumulative losses to increase substantially if anticipated product sales do not offset the projected costs associated with expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, manufacture and commercialize its products or ever achieve or sustain product revenues or profitability. As of June 30, 1999, the Company's accumulated deficit was approximately $71.4 million.

Results of Operations

Operating Costs and Expenses

     Research and development expenses were $10.3 million for the three-month period ended June 30, 1999 compared to $6.2 million for the same period in 1998. For the six months ended June 30, 1999, research and development expenses were $19.3 million compared to $15.2 million for the same period in 1998. The increases in both 1999 periods were primarily due to higher personnel and facilities costs as well as a $1.5 million payment in the second quarter, related to the acquisition of rights to 64G12, an interferon receptor antagonist for the potential treatment of autoimmune diseases and transplant rejection. The Company expects its research and development expenses to grow during the remainder of 1999, reflecting anticipated increased costs related to additions to staffing, preclinical studies, clinical trials and manufacturing.

     Selling, general and administrative expenses were $4.1 million for the quarter ended June 30, 1999, compared to $2.9 million for the same period in 1998. For the six months ended June 30, 1999, selling, general and administrative expenses were $7.4 million compared to $5.1 million for the same period in 1998. The increases in both 1999 periods were incurred to support the Company's facilities and staffing expansion, sales and marketing efforts, increased pre-commercialization activities, increased corporate development activities and related legal and patent activities. The Company expects its selling, general and administrative expenses to continue to increase during the remainder of 1999 in continued support of these activities.

Interest Income and Other, Net

     Interest income and other, net was $1.0 million for the quarter ended June 30, 1999, compared to $0.8 million for the same period in 1998. For the six months ended June 30, 1999, interest income and other, net was $1.9 million compared to $1.7 million for the same period in 1998. The increases in both 1999 periods were due to higher average cash, cash equivalents and short-term investment balances as a result of the completion of the Company's public offering of common stock in July 1998 and amounts received from SB in connection with the joint collaboration agreement partially offset by approximately $0.8 million of expenses related to the unconsolidated joint venture with SB. Interest expense is not material for any period presented.

Liquidity and Capital Resources

     Since its inception through June 30, 1999, the Company has financed its operations primarily through private placements and public offerings of equity securities totaling $180.8 million. Cash, cash equivalents and short-term investments totaled $105.5 million at June 30, 1999.

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

     Net cash used in operations was $27.9 million for the six months ended June 30, 1999, compared to $18.2 million for the same period in 1998. This $9.7 million increase is primarily the result of the increased net loss for the 1999 period and an increase in other current assets which relates to receivables from activities under the SB collaboration agreement. Net cash used in investing activities was $47.3 million for the six months ended June 30, 1999 compared to cash provided of $9.3 million for the same period in 1998. This use of cash in the 1999 period primarily resulted from the purchase of approximately $62 million more short-term investments than purchased in the 1998 period, partially offset by an increase in maturities. Property and equipment purchases of $6.9 million in the six months ended June 30, 1999 were in support of the Company's facilities expansion and staffing growth. Net cash provided by financing activities increased to $661,000 for the six months ended June 30, 1999 from $335,000 for the same period in 1998 primarily resulting from higher proceeds from issuance of common stock.

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

     The Company has developed a strategy to address the potential exposures related to the impact on its computer systems for the Year 2000 and beyond. An inventory of key financial, informational and operational systems has been completed. Detailed plans for testing key computer systems and equipment to ensure they are Year 2000 compliant have been developed by a cross functional team and will address problems identified, as required, by December 31, 1999. The Company believes that with these plans and completed tests, the Year 2000 issue will not pose significant operational problems for its computer systems and equipment. However, if modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time. The Company currently has not identified any need for specific contingency plans to deal with major Year 2000 failures, though such plans, if necessary, will be developed by September 30, 1999. The Company does not expect the resources required to be devoted to Year 2000 compliance to cause significant delay in other projects. The Company is currently considering the need for external verification of its Year 2000 readiness and that of its partners.

     In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners and governmental entities. The Company is in the process of obtaining information from, and conducting interviews with, key suppliers to determine their Year 2000 readiness. If a significant number of these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could affect the Company's ability to process transactions, develop, manufacture and distribute products, or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues.

     The total cost of the Year 2000 systems assessments and conversions is funded through operating cash flows, and the Company is expensing these costs. The financial impact of making the required systems changes and ensuring that key third-parties are Year 2000 compliant is not known precisely at this time, but it is currently expected to be less than $1.0 million. The cost incurred to date is less than $100,000. The actual financial impact could, however, exceed this estimate. These costs are not expected to be material to the Company's financial position, results of operations or cash flows.

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

     Interest Rates -- The Company's interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company's cash equivalents and short-term investments. Based on the Company's overall interest rate exposure at June 30, 1999, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.

     Foreign Currency Exchange Rates -- The Company has certain liabilities which are denominated in several European currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which the Company's suppliers are located. To mitigate this risk, the Company may enter into foreign currency forward contracts as is deemed necessary by management. Based on the Company's overall currency rate exposure at June 30, 1999, a near-term change in currency rates, based on historical currency rate movements, would not materially affect the value of foreign currency sensitive liabilities.

     The Company invests cash which is not currently being used for operational purposes in accordance with its investment policy. This policy allows for the purchase of low risk securities issued by the government agencies and very highly rated banks and corporations subject to certain concentration limits. The maturities of these securities are maintained at less than two years. The following table presents the amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and long term debt obligations at June 30, 1999.

                                          1999       2000      2001      2002   2003   Thereafter   Total
                                        --------    ------    ------     ----   -----  ----------  --------
                                                               (dollars in thousands)
Cash Equivalent Investments:
    Fixed Rate......................    $ 15,282        --        --      --       --      --      $ 15,282
    Average Interest Rate...........         4.6%       --        --      --       --      --            --
Short Term Investments:
    Fixed Rate......................      43,472    33,053    13,723      --       --      --        90,248
    Average Interest Rate...........         5.6%      5.2%      5.5%     --       --      --            --
Long-term debt,
  including current portion:
    Variable Rate...................         119       714       714     714    2,739      --         5,000
    Average Interest Rate...........         9.0%      9.0%      9.0%    9.0%     9.0%     --            --

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company held on May 21, 1999, the stockholders elected eight directors, approved the Company's 1996 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,000,000 shares (the "Plan Amendment") and ratified the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1999 (the "Selection of Auditors").

     Of the 16,746,397 shares of Common Stock of the Company outstanding as of March 24, 1999, the record date for the Annual Meeting (the "Outstanding Shares"), the votes regarding the election of directors were as follows:

                                    Votes For      Votes Against or Withheld
                                    ----------     -------------------------
Brian G. Atwood                     15,312,863               15,512
Michael F. Bigham                   15,310,650               17,725
Joseph R. Coulter, III              15,309,462               18,913
Donald L. Lucas                     15,312,163               16,212
Robert Momsen                       15,312,863               15,512
Arnold Oronsky, Ph.D.               15,302,963               25,412
George Sella, Jr.                   15,312,163               16,212
Sue Van                             15,308,075               20,300


     Of the Outstanding Shares, 7,952,138 shares were voted for the approval of the Plan Amendment; 4,325,296 shares were voted against with respect to the approval of the Plan Amendment; 25,102 shares abstained and 3,025,839 shares were broker non-votes.

     Of the Outstanding Shares, 15,307,692 shares were voted for the ratification of the Selection of Auditors; 6,933 shares were voted against with respect to the ratification of the Selection of Auditors; 13,750 shares abstained.

Item 5. Other Information

     Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2000 annual meeting of stockholders must provide specified information to the Company not less than one hundred twenty (120) calendar days in advance of the anniversary date of the Company's 1999 proxy statement (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits And Reports On Form 8-K

(a)  Exhibits

     Exhibit
     Number         Description of Document
     -------        -----------------------
      27.1          Financial data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COULTER PHARMACEUTICAL, INC.

Date: August 13, 1999                 /s/ Michael F. Bigham
                                      ------------------------------------------
                                      Michael F. Bigham
                                      President and Chief Executive Officer


Date: August 13, 1999                 /s/ William G. Harris
                                      ------------------------------------------
                                      William G. Harris
                                      Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number         Description of Document
-------        -----------------------
 27.1          Financial data Schedule