Form 10-Q
period 1999-09-30
COULTER PHARMACEUTICALS INC
filed 1999-11-12
CIK 942416

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

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999

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

            600 GATEWAY BOULEVARD
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

                               Yes [X]     No [ ]

     Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of October 31, 1999: 16,853,667.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          COULTER PHARMACEUTICAL, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                    PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements and Notes.................      3
         Consolidated Balance Sheets -- September 30, 1999 and
         December 31, 1998...........................................      3
         Consolidated Statements of Operations -- for the three
         months and nine months ended September 30, 1999 and 1998 and for the period from inception (February 16, 1995) to
         September 30, 1999..........................................      4
         Consolidated Statements of Cash Flows -- for the nine months ended September 30, 1999 and 1998 and for the period from
         inception (February 16, 1995) to September 30, 1999.........      5
         Notes to Consolidated Financial Statements..................      6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      9
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................     12

                     PART II. OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................     13
Signatures...........................................................     14

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)       (NOTE 1)
Current assets:
Cash and cash equivalents...................................    $ 27,150         $ 89,808
  Short-term investments....................................      65,884           49,970
  Prepaid expenses and other current assets.................       7,850            3,063
                                                                --------         --------
          Total current assets..............................     100,884          142,841
Property and equipment, net.................................      19,084            9,449
Employee loans receivable...................................       1,156              907
Other assets................................................         210              233
                                                                --------         --------
                                                                $121,334         $153,430
                                                                ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  3,041         $  4,068
  Accrued liabilities.......................................       5,605            6,353
  Current portion of equipment financing obligations and
     debt facility..........................................       2,363            1,157
                                                                --------         --------
          Total current liabilities.........................      11,009           11,578
Non-current portion of equipment financing obligations and
  debt facility.............................................       9,714            6,659

Commitments
  Stockholders' equity:
     Preferred stock, issuable in series, $.001 par value:
       20,000,000 shares authorized; none outstanding at
      September 30, 1999 and December 31, 1998..............          --               --
     Common stock, $.001 par value: 30,000,000 shares
      authorized; 16,853,667 shares and 16,704,103 shares
      issued and outstanding at September 30, 1999 and
      December 31, 1998, respectively.......................          17               17
     Additional paid-in capital.............................     183,758          182,390
     Accumulated other comprehensive loss...................        (151)             (32)
     Deferred compensation..................................        (258)            (565)
     Deficit accumulated during the development stage.......     (82,755)         (46,617)
                                                                --------         --------
          Total stockholders' equity........................     100,611          135,193
                                                                --------         --------
                                                                $121,334         $153,430
                                                                ========         ========

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 THREE MONTHS ENDED      NINE MONTHS ENDED        FOR THE PERIOD
                                    SEPTEMBER 30,          SEPTEMBER 30,          FROM INCEPTION
                                 -------------------    --------------------    (FEBRUARY 16, 1995)
                                   1999       1998        1999        1998     TO SEPTEMBER 30, 1999
                                 --------    -------    --------    --------   ---------------------
Corporate partner revenues.....  $     --    $    --    $     --    $     --         $ 34,250
Operating expenses:
  Research and development.....     7,301      7,347      26,617      22,581           92,580
  Selling, general and
     administrative............     4,096      2,643      11,474       7,721           33,832
                                 --------    -------    --------    --------         --------
  Total operating expenses.....    11,397      9,990      38,091      30,302          126,412
Interest income and other,
  net..........................        60      1,168       1,953       2,867            9,407
                                 --------    -------    --------    --------         --------
Net loss.......................  $(11,337)   $(8,822)   $(36,138)   $(27,435)        $(82,755)
                                 ========    =======    ========    ========         ========
  Basic and diluted net loss
     per share.................  $  (0.68)   $ (0.58)   $  (2.17)   $  (1.96)
                                 ========    =======    ========    ========
Shares used in computing basic
  and diluted net loss per
  share........................    16,749     15,123      16,663      13,982
                                 ========    =======    ========    ========

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 FOR THE PERIOD
                                                        NINE MONTHS ENDED        FROM INCEPTION
                                                          SEPTEMBER 30,          (FEBRUARY 16,
                                                      ---------------------         1995) TO
                                                        1999         1998      SEPTEMBER 30, 1999
                                                      ---------    --------    ------------------
Cash flows from operating activities:
Net loss............................................  $ (36,138)   $(27,435)       $ (82,755)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization..................      1,610         454            2,633
     Amortization of deferred compensation..........        314         390            2,405
     Loss on sale of equipment......................         38          --               38
  Changes in operating assets and liabilities:
     Prepaid expenses and other current assets......     (4,787)       (195)          (7,850)
     Employee loans receivable......................       (249)        (71)          (1,156)
     Other assets...................................         23        (122)            (210)
     Accounts payable...............................     (1,027)      1,895            3,041
     Accrued liabilities............................       (748)         (1)           5,605
                                                      ---------    --------        ---------
          Net cash used in operating activities.....    (40,964)    (25,085)         (78,249)
                                                      ---------    --------        ---------
Cash flows from investing activities:
  Purchases of short-term investments...............   (109,958)    (68,231)        (264,698)
  Maturities of short-term investments..............     84,551      59,180          181,942
  Sales of short-term investments...................      9,374       5,073           16,717
  Purchases of property and equipment...............    (11,288)     (4,828)         (21,757)
  Proceeds from sale of equipment...................          5          --                5
                                                      ---------    --------        ---------
          Net cash used in investing activities.....    (27,316)     (8,806)         (87,791)
                                                      ---------    --------        ---------
Cash flows from financing activities:
  Payments of equipment financing obligations and
     debt facility..................................       (739)       (564)          (2,042)
  Borrowings under equipment financing obligations
     and debt facility..............................      5,000         420           14,120
  Proceeds from issuance of convertible preferred
     stock, net.....................................         --          --           28,355
  Proceeds from issuance of common stock, net.......      1,361      62,916          152,757
                                                      ---------    --------        ---------
          Net cash provided by financing
            activities..............................      5,622      62,772          193,190
                                                      ---------    --------        ---------
Net increase (decrease) in cash and cash
  equivalents.......................................    (62,658)     28,881           27,150
Cash and cash equivalents at beginning of period....     89,808      20,451               --
                                                      ---------    --------        ---------
Cash and cash equivalents at end of period..........  $  27,150    $ 49,332        $  27,150
                                                      =========    ========        =========
Supplemental Schedule of Cash Flow Information:
  Interest Paid.....................................  $     538    $    242        $   1,206
Schedule of non-cash investing and financing
  activities:
  Net exercise of warrants to purchase common
     stock..........................................  $      --    $     --        $     965
  Acquisition of equipment pursuant to supplemental
     lease obligation...............................  $      --    $     --        $      78
  Deferred compensation related to grant of certain
     stock options..................................  $       7    $    156        $   2,663

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The information at September 30, 1999, for the three- and nine-month periods ended September 30, 1999 and 1998 and for the period from inception (February 16, 1995) to September 30, 1999 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The September 30, 1999 interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1998 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1999 Annual Meeting of Stockholders.

     The consolidated balance sheet at December 31, 1998 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

 2. INVESTMENTS

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company's debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as accumulated other comprehensive income/(loss), net in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash equivalents and short-term investments as of December 31, 1998 and September 30, 1999 are as follows (in thousands):

                                                            GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                COST        GAINS        LOSSES     FAIR VALUE
                                              ---------   ----------   ----------   ----------
December 31, 1998
Money market funds..........................  $   1,719      $--          $ --      $   1,719
Commercial paper............................    100,897       --            (8)       100,889
Corporate bonds.............................     17,624        4           (29)        17,599
Certificate of deposits.....................     13,924        1            --         13,925
                                              ---------      ---          ----      ---------
          Total.............................    134,164        5           (37)       134,132
Less amounts classified as cash
  equivalents...............................    (84,170)      --             8        (84,162)
                                              ---------      ---          ----      ---------
Total short-term investments................  $  49,994      $ 5          $(29)     $  49,970
                                              =========      ===          ====      =========

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------   ----------
September 30, 1999
Money market funds............................  $  7,464       $--         $  --       $  7,464
Commercial paper..............................    24,387        --            (4)        24,383
Corporate bonds...............................    23,578        --          (123)        23,455
Government bonds..............................    17,918        --           (26)        17,892
Certificate of deposits.......................    19,591        --            --         19,591
                                                --------       ---         -----       --------
          Total...............................    92,938        --          (153)        92,785
Less amounts classified as cash equivalents...   (26,903)       --             2        (26,901)
                                                --------       ---         -----       --------
Total short-term investments..................  $ 66,035       $--         $(151)      $ 65,884
                                                ========       ===         =====       ========

     Realized gains or losses on the sale of available-for-sale securities were not material for the three- and nine-month periods ended September 30, 1999 and 1998 and for the period from inception (February 16, 1995) to September 30, 1999.

     At September 30, 1999 the contractual maturities of short term investments were as follows (in thousands):

                                                                             ESTIMATED FAIR
                                                           AMORTIZED COST        VALUE
                                                           --------------    --------------
Due in one year or less..................................     $18,462           $18,411
Due after one year.......................................      47,573            47,473
                                                              -------           -------
                                                              $66,035           $65,884
                                                              =======           =======

 3. NET LOSS PER SHARE

     Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Basic earnings per share excludes any dilutive effects of options.

     Diluted net loss per share has not been presented separately for any period as, given the Company's net loss position, the result would be anti-dilutive.

     Options to purchase approximately 3,444,000 shares of common stock at a weighted average price of $18.08 per share have been excluded from the calculation of net loss per share because the effect of inclusion would be anti-dilutive.

 4. COLLABORATIVE DEVELOPMENT AND COMMERCIALIZATION AGREEMENT

     In December 1998, the Company and SmithKline Beecham Corporation ("SB") entered into a collaborative agreement for the development and commercialization of Bexxar(TM), which is in late-stage development for the treatment of non-Hodgkin's lymphoma. Under the terms of the agreement, Coulter may receive milestone payments, shared profits, if any, and royalties. The agreement also provides for the sharing of certain costs related to clinical development, manufacturing development, and sales and marketing costs. For the three- and nine-month periods ended September 30, 1999, the Company has recorded approximately $5.1 million and $6.8 million, respectively of shared manufacture development costs from SB as reductions to

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

research and development expense. The Company and SB will prepare a joint profit and loss statement to account for the sharing of sales, cost of goods sold, and costs related to selling, marketing, distribution and certain other Bexxar-related activities. At September 30, 1999, the Company has a net receivable from SB of approximately $7.1 million classified as other current assets. In November 1999, the Company received payment from SB of approximately $4.3 million.

     The agreement provided for an upfront, non-refundable license fee of $34.25 million and the purchase of $7.25 million of the Company's common stock. The license fee was recognized as corporate partner revenues in fiscal year 1998. In addition, the agreement provides for a $15.0 million credit line. The Company may receive additional payments based upon completion of certain milestones. Future development expenses for Bexxar will generally be shared by both companies, with the Company retaining responsibility for funding certain predetermined development costs. In addition, the companies will jointly explore the potential of other indications for the product. If approved, the Company and SB will jointly market Bexxar in the United States and share profits and losses equally. Outside the United States, excluding Japan, the Company has granted SB exclusive marketing and distribution rights in return for product royalties. SB also may have access to second generation anti-CD20 compounds.

 5. COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". For the nine months ended September 30, 1999 and 1998 total comprehensive loss amounted to $36.3 million and $27.4 million, respectively. For the three months ended September 30, 1999 and 1998 total comprehensive loss amounted to $11.3 million and $8.8 million, respectively.

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

OVERVIEW

     Coulter Pharmaceutical is engaged in the development of novel drugs and therapies for the treatment of cancer and autoimmune diseases. The Company currently is developing therapeutics based upon two drug discovery programs: therapeutic antibodies and targeted oncologics. Within these broad drug discovery programs, the Company currently is concentrating on two distinct platform technologies: therapeutic antibodies including conjugated antibody technology and targeted oncologics based on tumor activated peptide pro-drug technology.

     The Company's most advanced product candidate, Bexxar(TM)(tositumomab, iodine I 131 tositumomab) consists of a monoclonal antibody conjugated with a radioisotope. In December 1998, the Company announced a joint collaboration agreement with SmithKline Beecham ("SB") granting SB joint marketing rights in the United States and exclusive commercial rights internationally, except Japan, in return for a non-refundable license fee of $34.3 million, potential product royalties, development milestone payments and other shared development payments. Results of the joint marketing of Bexxar are accounted for on a joint profit and loss statement. In June 1999, the Company announced that it had submitted a Biologics License Application ("BLA") to the United States Food and Drug Administration ("FDA") to seek initial approval of Bexxar for the treatment of low-grade and transformed low-grade non-Hodgkin's lymphoma in patients who have relapsed after, or are refractory to, chemotherapy. The Company announced in July 1999 that Bexxar has been assigned priority review status by the FDA. Priority review status indicates that the license application for Bexxar will be reviewed and action taken by the agency within six months from the BLA filing date provided that the BLA is subsequently accepted. In August 1999, the Company announced that the FDA had requested modifications to the BLA. The Company is currently working with the FDA to address its requests prior to re-submitting the BLA. While seeking expedited review and marketing approval for Bexxar, the Company and SB intend to simultaneously pursue clinical trials to expand the potential use of Bexxar to other indications.

     To date, the Company has devoted substantially all of its resources to research and development programs, as well as selling, general and administrative activities needed to support product development and potential product sales. No revenues have been generated from product sales, and product revenues resulting from the Company's research and development efforts, if any, will not occur until commercial availability of such product. The Company has a limited history of operations and has experienced significant operating losses to date. The Company may continue to incur significant additional operating losses in future periods and expects cumulative losses to increase substantially if anticipated product sales do not offset the projected costs associated with expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, manufacture and commercialize its products or ever achieve or sustain product revenues or profitability. As of September 30, 1999, the Company's accumulated deficit was approximately $82.8 million.

RESULTS OF OPERATIONS

  Operating Costs and Expenses

     Research and development expenses, net of Bexxar shared manufacture development cost from SB, were $7.3 million for the three-month period ended September 30, 1999 and $26.6 million for the nine-month period ended September 30, 1999. Research and development expenses were $7.3 million and $22.6 million for the same periods in 1998. The Company's research and development expenses increased for the three- and nine-month periods ended September 30, 1999 primarily due to higher personnel and facilities costs. These increases were totally offset for the three month period and partially offset for the nine month period ended September 30, 1999 by obligations of SB for reimbursement to the Company of approximately $5.1 million and $6.8 million, respectively of certain costs related to manufacture development of Bexxar. The Company expects its research and development expenses to grow during the remainder of 1999, reflecting anticipated increased costs related to additions to staffing, preclinical studies, clinical trials and manufacturing.

     Selling, general and administrative expenses were $4.1 million for the quarter ended September 30, 1999, compared to $2.6 million for the same period in 1998. For the nine months ended September 30, 1999, selling, general and administrative expenses were $11.5 million compared to $7.7 million for the same period in 1998. The increases in both 1999 periods were incurred to support the Company's facilities and staffing expansion, sales and marketing efforts, increased pre-commercialization activities, increased corporate development activities and related legal and patent activities. The Company expects its selling, general and administrative expenses to continue to increase during the remainder of 1999 in continued support of these activities.

  Interest Income and Other, Net

     Interest income and other, net was $60,000 for the quarter ended September 30, 1999, compared to $1.2 million for the same period in 1998. For the nine months ended September 30, 1999, interest income and other, net was $2.0 million compared to $2.9 million for the same period in 1998. The decreases in both 1999 periods were due to the recognition of approximately $1.8 million of other expenses representing the Company's share of the joint loss related to the marketing of Bexxar with SB, partially offset by the higher average cash, cash equivalents and short-term investment balances. Interest expense is not material for any period presented.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception through September 30, 1999, the Company has financed its operations primarily through private placements and public offerings of equity securities totaling $180.8 million. Cash, cash equivalents and short-term investments totaled $93.0 million at September 30, 1999.

     The negative cash flow from operations results primarily from the Company's net operating losses and is expected to continue and to accelerate in future periods. The Company expects to incur substantial and increasing research and development expenses, including expenses related to additions to personnel, preclinical studies, clinical trials, and manufacturing. In addition, the Company expects to incur increasing selling, general and administrative expenses in support of its commercialization efforts. The Company may need to raise substantial additional capital to fund its operations. The Company may seek such additional funding through public or private equity or debt financings from time to time, as market conditions permit. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

     Net cash used in operations was $41.0 million for the nine months ended September 30, 1999, compared to $25.1 million for the same period in 1998. This $15.9 million increase is primarily the result of the increased net loss for the 1999 period and an increase in other current assets which relates to receivables from activities under the SB collaboration agreement partially offset by a decrease in accounts payable. Net cash used in investing activities was $27.3 million for the nine months ended September 30, 1999 compared to $8.8 million for the same period in 1998. This use of cash in the 1999 period primarily resulted from an increased purchases of short-term investments, partially offset by an increase in maturities. Property and equipment purchases of $11.3 million for the nine months ended September 30, 1999 were in support of the Company's facilities expansion and staffing growth. Net cash provided by financing activities decreased to $5.6 million for the nine months ended September 30, 1999 from $62.8 million for the same period in 1998 primarily resulting from lower proceeds from issuance of common stock. In the 1998 period, the Company received approximately $62.1 million through the issuance of 2,645,000 shares of common stock to the public.

     The Company expects that its existing capital resources, including the net proceeds of its public offerings and interest thereon, will be adequate to satisfy the requirements of its current and planned operations through the first quarter of 2001. The Company has entered into a long-term lease obligation for office and laboratory space that will require material commitments for capital expenditures. The Company's future capital requirements will depend on a number of factors, including: the scope and results of preclinical studies and clinical trials; continued progress of the Company's research and development of potential products; the cost, timing and outcome of regulatory approvals; the expenses of establishing a sales and marketing force; the timing and cost of establishment or procurement of requisite production, radiolabeling and other capacities; the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; the need to acquire licenses to new technology; the status of competitive products; the availability of other financing and the ability to achieve profitability.

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

     The Company has developed a strategy to address the potential exposures related to the impact on its computer systems for the Year 2000 and beyond. An inventory of key financial, informational and operational systems has been completed. Detailed plans for testing key computer systems and equipment to ensure they are Year 2000 compliant have been developed by a cross functional team and will address problems identified, as required, by December 31, 1999. The Company believes that with these plans and completed tests, the Year 2000 issue will not pose significant operational problems for its computer systems and equipment. However, if modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time. The Company has completed external verification of its key computer systems and has not identified any need for specific contingency plans to deal with major Year 2000 failures. The Company does not expect the resources required to be devoted to Year 2000 compliance to cause significant delay in other projects.

     In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners and governmental entities. The Company has obtained information from, and conducted interviews with, key suppliers to determine their Year 2000 readiness. If a significant number of these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could affect the Company's ability to process transactions, develop, manufacture and distribute products, or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues.

     The total cost of the Year 2000 systems assessments and conversions is funded through operating cash flows, and the Company is expensing these costs. The financial impact of making the required systems changes and ensuring that key third-parties are Year 2000 compliant is not known precisely at this time, but it is currently expected to be less than $200,000. The cost incurred to date is less than $100,000. The actual financial impact could, however, exceed this estimate. These costs are not expected to be material to the Company's financial position, results of operations or cash flows.

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

     Interest Rates -- The Company's interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company's cash equivalents and short-term investments. Based on the Company's overall interest rate exposure at September 30, 1999, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.

     Foreign Currency Exchange Rates -- The Company has certain liabilities which are denominated in several European currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which the Company's suppliers are located. To mitigate this risk, the Company may enter into foreign currency forward contracts as is deemed necessary by management. Based on the Company's overall currency rate exposure at September 30, 1999, a near-term change in currency rates, based on historical currency rate movements, would not materially affect the value of foreign currency sensitive liabilities.

     The Company invests cash which is not currently being used for operational purposes in accordance with its investment policy. This policy allows for the purchase of low risk securities issued by the government agencies and very highly rated banks and corporations subject to certain concentration limits. The maturities of these securities are maintained at less than two years. The following table presents the amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and long term debt obligations at September 30, 1999.

                                       1999       2000      2001     2002     2003     THEREAFTER     TOTAL
                                      -------    ------    ------    -----    -----    ----------    -------
                                                              (DOLLARS IN THOUSANDS)
Cash Equivalent Investments:
Fixed Rate..........................  $26,901        --        --       --       --       --         $26,901
  Average Interest Rate.............      4.6%       --        --       --       --       --              --
Short Term Investments:
  Fixed Rate........................   14,232    37,106    14,546       --       --       --          65,884
  Average Interest Rate.............      4.9%      5.2%      5.8%      --       --       --              --
Long-term debt, including current
  portion:
  Variable Rate.....................      238     1,429     1,429    1,429    5,475       --          10,000
  Average Interest Rate.............      9.0%      9.0%      9.0%     9.0%     9.0%      --              --

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
    NUMBER                       DESCRIPTION OF DOCUMENT
    -------                      -----------------------
    27.1       Financial Data Schedule

(b) Reports on Form 8-K

     There were no reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COULTER PHARMACEUTICAL, INC.

Date: November 12, 1999                   /s/ MICHAEL F. BIGHAM
                                          --------------------------------------
                                          Michael F. Bigham
                                          President and Chief Executive Officer

Date: November 12, 1999                   /s/ WILLIAM G. HARRIS
                                          --------------------------------------
                                          William G. Harris
                                          Vice President and Chief Financial
                                          Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 27.1      Financial Data Schedule