Form 10-K405
period 1999-12-31
COULTER PHARMACEUTICALS INC
filed 2000-03-27
CIK 942416

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

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                              COMMISSION FILE NO. 0-21905

                              COULTER PHARMACEUTICAL, INC.
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-3219075
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)
           600 GATEWAY BOULEVARD,                                  94080
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the Common Stock listed on the Nasdaq Stock Market(R) on March 10, 2000 was $587,450,434*.

     The total number of shares outstanding of the Registrant's Common Stock was 17,052,597 as of March 10, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting are incorporated herein by reference into Part III of this Report.

     Certain Exhibits filed with the Registrant's Registration Statements on Form S-1 (Registration Nos. 333-17661 and 333-36607), are incorporated herein by reference into Part IV of this Report.
---------------
* Based on a closing price of $43.00 per share. Excludes 3,390,959 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 10, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1. BUSINESS

     Coulter Pharmaceutical is engaged in the development of novel drugs and therapies for the treatment of people with cancer and autoimmune diseases. The Company currently is developing a family of potential therapeutics based upon two drug discovery programs: therapeutic antibodies and targeted oncologics. Within these broad drug discovery programs, the Company is currently concentrating on several distinct platform technologies: therapeutic antibodies consisting of both conjugated and unconjugated antibody technology, and targeted oncologics based on tumor activated pro-drug ("TAP") technology and tumor specific targeting ("TST") technology. The Company also is developing a portfolio of proprietary ultra potent compounds which it believes will be suitable payloads for both its TAP and TST platforms. Ultra potent compounds generally are at least 1,000 times more potent than standard chemotherapeutic agents and are active against resistant tumor cells.

     The Company's most advanced product candidate, Bexxar(TM)(iodine I 131 tositumomab), consists of a monoclonal antibody conjugated with a radioisotope. The Company intends to seek a priority review for the initial approval of Bexxar for the treatment of low-grade and transformed low-grade non-Hodgkin's lymphoma ("NHL") in patients who have relapsed after or are refractory to chemotherapy, while simultaneously pursuing clinical trials to expand the potential use of Bexxar to other indications. In a Phase I/II clinical trial of Bexxar, 42 patients with low-grade or transformed low-grade NHL who had relapsed from previous chemotherapy regimens achieved an 83% overall response rate and a 48% complete response rate. Of those patients who experienced a complete response, the average duration of response was 20.2 months as of July 1997, the date of the final study report. In December 1997, the Company presented data on a multi-center, Phase II clinical trial in heavily pre-treated low-grade and transformed low-grade NHL patients. Of the 45 evaluable patients, 31% achieved a complete response with the median duration of complete response not yet reached (longest complete response of greater than 20 months). In December 1998, the Company presented data from its pivotal Phase III clinical trial on 60 NHL patients who were refractory to chemotherapy. The results showed, with statistical significance, that more patients experienced remission with a single therapeutic dose of Bexxar compared to their last chemotherapy regimen and that these remissions were of longer duration. The investigator assessed overall response rate was 65% with a median duration of response of 6.5 months. The Company also announced in December 1998, that the United States Food and Drug Administration ("FDA") had designated Bexxar as a Fast Track Product for which the agency will take appropriate actions to expedite development and review. The designation was awarded because one of the targeted indications for the therapy is transformed, low-grade NHL, a life-threatening disease, representing an unmet medical need. The Company believes that Bexxar, if approved, would become the first radioimmunotherapy approved in the United States for the treatment of people with cancer. Significant uncertainty exists as to the extent to which the Fast Track designation will result in a priority review and approval, and this designation does not ensure product approval. The FDA could require additional clinical trials or other information before approving Bexxar. The Company cannot predict the ultimate impact, if any, of the Fast Track designation on the timing or likelihood of FDA approval of Bexxar.

     The Company intends to pursue additional trials to expand the potential use of Bexxar to other indications, both as a single agent and in combination with chemotherapy. The Company has completed enrollment of a single-center Phase II trial in newly diagnosed low-grade NHL patients. An interim analysis of data from the first 52 patients showed a 96% overall response rate. Of the 52 patients for whom adequate data was available, 63% achieved complete responses. Additionally, in 17 of the patients, no evidence of NHL could be detected at molecular levels using polymerase chain reaction ("PCR") analysis. As of December 1999, 23 patients were in on-going remission. The Company also has completed enrollment of a single-center Phase II trial in newly diagnosed low-grade NHL patients evaluating a sequential combination regimen of the chemotherapeutic agent fludarabine followed by Bexxar. In December 1999, the Company presented an interim analysis of fourteen patients for whom adequate data was available. Overall response rate following the fludarabine portion of the regimen was 93%, of which 14% achieved a complete response. The combined overall response rate and complete response rate of these patients after receiving both fludarabine and Bexxar increased to 100%, and 71%, respectively.

     The objective of the Company's TAP program is to broaden significantly the therapeutic windows of conventional chemotherapies. The Company currently is developing a pro-drug version of doxorubicin to treat certain solid tumor cancers with the objective of filing an Investigational New Drug ("IND") application and commencing clinical trials in 2001. The objective of the Company's TST program is to selectively target ultra potent compounds to tumor cells with the goal of developing better tolerated and more efficacious anti-tumor therapeutics. Ultra potent compounds generally are at least 1,000 times more potent than standard chemotherapeutic agents and are active against resistant tumor cells.

     The objective of the Company's Type I interferon research and development program is to develop monoclonal antibodies specific for the Type I interferon receptor as potential therapeutics for the treatment of autoimmune diseases. The Company has developed human versions of its lead monoclonal, 64G12, and expects to select its lead candidate in 2000.

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

BACKGROUND

  Cancer: The Disease and Its Treatment

     Cancer afflicts millions of people worldwide. It is currently the second leading cause of death in the United States and is estimated to account for more than 560,000 deaths annually. Some 40% of Americans are expected to develop cancer and, despite noteworthy success in the treatment of some cancers, about half of these cancer patients will die from the disease.

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

     The ability of specific antibodies to bind to specific antigens that are expressed on the surface of targeted cells, and to trigger an immune system attack on those cells, provides the theoretical basis for the development of cancer immunotherapeutics. In the 1970s, researchers discovered techniques to produce unlimited supplies of identical murine (mouse-derived) antibodies, referred to as monoclonal antibodies, by cloning antibody producing cells that were derived from hybridization of a single B-cell. These techniques provided researchers with the tools to identify and study specific antigens and to produce potential therapeutics. In principle, once an antigen expressed by malignant cells has been identified, a monoclonal antibody specific to that antigen can be created. If an antibody could be produced that binds to an antigen expressed exclusively by human cancer cells, the antibody would be specific to only those cells. As a result, the use of such a monoclonal antibody as a therapeutic would have few, if any, side effects. However, the development of such a therapy has proven to be more problematic than originally hoped. Immunotherapies based solely upon monoclonal antibodies have historically had only limited clinical effectiveness, particularly in solid tumors where the uneven supply of blood throughout such tumors prevents adequate exposure of monoclonal antibodies to malignant cells. However, clinical experience with recently approved monoclonal antibody therapies suggest that a broader role for immunotherapies may be possible, particularly when used in combination with chemotherapy.

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

COULTER PHARMACEUTICAL'S APPROACH

     Coulter Pharmaceutical is developing a family of cancer therapeutics to address the shortcomings of current therapies based upon two drug discovery programs: therapeutic antibodies and targeted oncologics. Within these broad drug discovery programs, the Company is currently concentrating on several distinct platform technologies: therapeutic antibodies consisting of conjugated and unconjugated antibody technology and targeted oncologics based on both TAP and TST technologies.

     The Company is developing conjugated and unconjugated monoclonal antibodies. Bexxar, its most advanced product candidate, is an antibody conjugated to a radioisotope. The Company believes that Bexxar incorporates each of the principal attributes of an effective radioimmunotherapy for the treatment of NHL: (i) an antigen specific to B-cells, (ii) a therapeutically active monoclonal antibody, (iii) the radioisotope appropriate for the disease profile, and (iv) an optimized therapeutic protocol.

     The Company intends to seek priority review and marketing approval for Bexxar, while simultaneously pursuing clinical trials to expand its potential uses to other indications. In December 1998, the Company announced that the FDA had designated Bexxar a Fast Track Product for which the agency will take appropriate actions to expedite development and review. The Company filed a Biologics License Application ("BLA") with the FDA in June 1999. The Company announced that the BLA received priority review status in July 1999. In August 1999, the Company announced that FDA had requested modifications to the BLA. The Company has been working with the FDA to modify its BLA and expects to re-submit the application in 2000.

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

     Within its targeted oncologics program, the Company is developing drug candidates based on two principal technology platforms, TAP and TST. The Company's TAP technology has the potential to broaden significantly the therapeutic windows of conventional chemotherapies based on the Company's understanding of biochemical mechanisms involved in metastasis and the identification of a potential means for exploiting these mechanisms. TAP versions of existing cytotoxic drugs are designed to be activated preferentially in the proximity of metastatic cancer cells, yet stable in circulation and in normal tissues. Accordingly, relatively larger quantities of cytotoxic agents are expected to reach and enter malignant cells as opposed to normal cells, which could permit a significant increase in maximum tolerated dosages, potentially overcoming drug resistance in cancer cells. The Company also believes that cytotoxic agents currently considered too toxic to be used in their unmodified forms may be suitable candidates to become TAP.

     In addition to the tumor activated pro-drugs, the Company has begun the design and synthesis of cell targeted ultra potent TST drug candidates. The ultra potent compounds generally are at least 1,000 times more potent than standard chemotherapeutic drugs and are active against both drug resistant and drug sensitive cell lines. Although these compounds are too potent to be used in their unmodified forms, the Company believes that they may be suitable for use as targeted therapies and is working on a number of targeting technologies, including: peptides, non-peptides, and internalizing monoclonal antibodies. These targeting approaches are designed to bind the TST selectively to tumor target cells. Upon binding, the TST compound is internalized into the cell and the ultra potent payload is released from the targeting entity. Once released, the ultra potent drug acts on its intracellular target and kills the tumor cell. The Company believes that the TST platform represents an exciting approach to the generation of potentially better tolerated and more efficacious anti-tumor therapeutics.

COULTER PHARMACEUTICAL'S STRATEGY

     The Company's goal is to develop and commercialize novel drugs and drug therapies for the treatment of people with cancer and autoimmune diseases based on selected insights from the emerging understanding of the underlying immunology of these diseases. The Company's conjugated antibody program is based upon the antibody therapeutics program which originated in the late 1970s at Beckman Coulter, a recognized leader in the field of hematology. Upon its formation, Coulter Pharmaceutical obtained worldwide rights to Bexxar and related intellectual property, as well as a significant body of expertise pertaining to the selection and development of suitable antibodies and appropriate radioisotopes (and other cytotoxic agents) and methods for devising optimized therapies. The Company's TAP program is based upon technology that has been under development at Universite Catholique de Louvain, Belgium, since 1986 and which was exclusively licensed to the Company in 1996. In June 1999, the Company expanded the scope of its antibody therapeutics program to include unconjugated monoclonal antibodies specific for the Type I interferon receptor. This program is based upon technology developed at Pharma Pacific Pty. Ltd., ("Pharma Pacific") of Australia, which was exclusively licensed to the Company in June 1999. Based on this foundation, the Company has established a strategy comprised of the following primary elements:

     Pursue Priority Review of Bexxar. The Company intends to seek priority review and marketing approval for Bexxar for the treatment of low-grade and transformed low-grade NHL in patients who have relapsed after or are refractory to chemotherapy, while simultaneously pursuing clinical trials to expand the potential use of Bexxar to other indications. The Company intends to re-submit an application for FDA marketing approval for this indication in 2000. In December 1998, the Company announced that the FDA had designated Bexxar as a Fast Track Product for which the agency will take appropriate actions to expedite development and review. The Company also intends to seek approval for other NHL indications based on additional clinical trials, and to date, has completed enrollment of two Phase II clinical trials of Bexxar as a first-line treatment for patients with newly diagnosed low-grade NHL, as well as a Phase II clinical trial of Bexxar for patients who have failed treatment with Rituximab.

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

     Leverage Existing Technology Platforms. The Company intends to develop additional products by leveraging its expertise in conjugated and unconjugated antibodies to develop other immunotherapies and by leveraging its proprietary portfolio of ultra potent compounds as potential payloads for its TAP and TST programs. In its TAP program, the Company currently is engaged in preclinical development of CPI-004, a pro-drug version of doxorubicin formerly known as Super-Leu-Dox, with the objective of filing an IND and commencing clinical trials in 2001. The Company also intends to apply its TAP technology to other classes of cytotoxic drugs to broaden significantly the therapeutic windows of such agents. The Company is evaluating potential conjugated antibody therapies for the treatment of other blood-borne malignancies and selected solid tumor cancers, and is developing an unconjugated antibody, 64G12, for the potential treatment of autoimmune diseases.

     Leverage Development Expertise. The Company believes that it has built substantial product development capabilities and expertise in the immunology field due in part to the advanced stage of the Bexxar program since the time that it was obtained from Coulter Corporation. The Company believes it can leverage this development expertise to accelerate the development of other products for the treatment of cancer and autoimmune diseases. The Company intends to pursue other product candidates derived from sponsored research or available for in-licensing for blood-borne malignancies, solid tumor cancers and autoimmune diseases, particularly in areas that may be complementary to its existing technology platforms.

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

BEXXAR: RADIOIMMUNOTHERAPY FOR NON-HODGKIN'S LYMPHOMA

     The Company plans to re-submit a BLA to the FDA in 2000 to seek marketing approval for its first product candidate, Bexxar. The Company believes that Bexxar, if successfully developed, would become the first radioimmunotherapy approved in the United States for the treatment of people with cancer.

  Non-Hodgkin's Lymphoma and Its Current Treatment

     Non-Hodgkin's lymphomas are blood-borne cancers of the immune system, all sharing the common feature of a proliferation of malignant B-cells. According to statistics from the National Cancer Institute, approximately 270,000 people are afflicted with NHL in the United States. More than 56,000 new cases are estimated to have been diagnosed in 1999. NHL is currently the sixth leading cause of death among cancers in the United States and has the second fastest growing mortality rate.

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

     Proprietary Protocol. Bexxar is administered intravenously in a single, two-dose regimen consisting of a dosimetric dose, three whole body gamma counts and a therapeutic dose. The proprietary protocol is flexible: the timing of the counts and of the therapeutic dose can be adjusted to some extent to accommodate the schedules of clinicians and patients. The chart below depicts the protocol being used in the Company's current clinical trials. The dosimetric dose consists of 35 mg of Anti-B1 Antibody trace-labeled with 5 millicuries ("mCi") of (131)I. Immediately after the dosimetric dose, the patient undergoes a whole body gamma count. The patient returns for two additional counts on the second, third or fourth and the seventh or eighth days of the therapy to measure how much of the radiolabeled antibody has been eliminated from the body at each point in time. This information is used to calculate the correct individualized therapeutic dose to achieve a total body radiation of 75 centiGray ("cGy"). The amount of radiolabeled antibody needed to achieve this optimal dose ranges from approximately 40 to 200 mCi of (131)I due to wide patient-to-patient variability in the rates at which the antibody is eliminated. The therapeutic dose is administered once from seven to fourteen days after the dosimetric dose. Both the dosimetric dose and the therapeutic dose are preceded by a 450 mg dose of unlabeled Anti-B1 Antibody to improve the targeting of malignant B-cells by the radiolabeled Anti-B1 Antibody. These pre-doses of unlabeled Anti-B1 Antibody optimize the distribution of radiolabeled antibody in patients with bulky disease or large spleens, minimize the required dose by slowing its elimination from the body and may also contribute to the overall efficacy of the product. Additionally, the patient takes non-radioactive iodine drops orally during the course of the therapy to prevent uptake of (131)I into the thyroid gland.

                                  [FLOW CHART]

     Relying upon the dosimetric properties of (131)I to account for critical patient-to-patient variability in the rate at which the antibody is cleared makes it possible to deliver predictably a total body radiation dose that has been determined to maximize therapeutic benefit with manageable side effects and without the need for bone marrow rescue. Because Bexxar is administered in a single, two-dose regimen and is well tolerated, it is expected to require relatively little patient follow-up and physician intervention. In contrast, chemotherapy requires administration of several cytotoxic agents in repeated cycles of therapy over a six- to eight-month period during which the patient must be monitored carefully and/or treated for side effects. Until recently, patients have been kept in the hospital to monitor radiation levels for up to four days following the therapeutic dose. However, under Nuclear Regulatory Commission ("NRC") regulations adopted in 1997, patients are increasingly being treated with Bexxar on an outpatient basis. Although the Company believes that Bexxar can be administered primarily on an outpatient basis, some hospitals may be required to administer the therapeutic dose on an inpatient basis under their own or under applicable state or local regulations. See "-- Radioactive and Other Hazardous Materials."

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

     Phase III Pivotal Trial. In December 1998, the Company presented results from its pivotal Phase III trial of 60 NHL patients refractory to chemotherapy. The patients represented a difficult-to-treat group, having either no response to prior chemotherapy, or disease progression within six months of their last chemotherapy regimen. The primary clinical endpoint was the comparison between the patient's duration of remission on Bexxar and the duration of remission on the patient's last chemotherapy, as assessed by a masked, randomized review of efficacy data by an independent panel of physicians. Of the 41 cases where response durations to chemotherapy and Bexxar were not equivalent, 32 patients (78 percent) experienced a longer duration of response to Bexxar compared to only nine patients (22 percent) who experienced a longer duration of response to prior chemotherapy. The investigator assessed median duration of remission on Bexxar was 6.5 months, approximately doubling the 3.4-month median duration of remission experienced on their last chemotherapy. At December 1998, the longest investigator assessed duration of remission in this trial with Bexxar was ongoing at 17.3 months. The investigator assessed overall response rate, a secondary clinical endpoint, also was significantly greater on Bexxar with 39 of 60 patients (65 percent) responding to Bexxar compared to only 17 of 60 patients (28 percent) responding to prior chemotherapy. In addition, ten of 60 Bexxar-treated patients (17 percent) experienced a complete remission (or complete elimination of signs and symptoms of the disease) compared to only two of 60 patients (3 percent) who experienced a complete remission on prior chemotherapy, all as assessed by the investigator. Bexxar was well tolerated with mild to moderate non-hematologic toxicity and acceptable hematologic toxicity.

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

  Clinical Development of Bexxar

     Based on the foregoing results of the Phase I/II, Phase II dosimetry validation and Phase III pivotal clinical trials, the Company will rely on three additional clinical trials to support an application to the FDA for the initial marketing approval of Bexxar expected to be re-submitted in 2000; (i) interim data from an ongoing expanded access clinical trial, (ii) interim data from an ongoing Phase II clinical trial to evaluate the extent to which the therapeutic benefit of Bexxar is derived from the combination of the Anti-B1 Antibody and the radioisotope, in comparison to the Anti-B1 Antibody alone; and (iii) interim data from an ongoing Phase II clinical trial of Bexxar as a first-line treatment for patients with low-grade NHL. Data from these trials, as well as additional clinical trials being conducted by the Company, will be used to support future expanded use of Bexxar in other indications. The Company's collaboration agreement with SB provides for SB to participate in the administration, management and funding of certain current and future clinical trials.

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

     Phase II Unlabeled Versus Labeled Antibody Clinical Trial. The Company has completed enrollment of a multi-center Phase II clinical trial in 78 patients with relapsed, low-grade and transformed low-grade NHL. Patients were randomized into two groups: one group receives Bexxar pursuant to the proprietary protocol; the other group receives two 485 mg doses of unlabeled Anti-B1 Antibody seven days apart in a treatment regimen that is parallel to Bexxar. The objective of this clinical trial is to assess the incremental clinical activity from radiolabeling the Anti-B1 Antibody as compared to the clinical activity of the unlabeled Anti-B1 Antibody alone. Administration of the unlabeled Anti-B1 Antibody has not been designed for use as a stand-alone therapy, nor has the treatment regimen been optimized for such use. Interim data from this trial were the subject of an abstract presented at the 1997 American Society of Therapeutic Radiation Oncology meeting in October 1997.

     Phase II First-Line, Stand-Alone Treatment Clinical Trial. The Company has completed enrollment of a single-center Phase II trial in 76 newly diagnosed low-grade NHL patients. An interim analysis of data from the first 54 patients showed a 96% response rate with 63% achieving a complete response. Additionally, in 17 of the patients, no evidence of NHL could be detected at molecular levels using PCR analysis. As of December 1999, 23 patients were in ongoing remission. Side effects were generally mild to moderate and self-limited. The Company believes that its Phase II trial of Bexxar for patients newly diagnosed with NHL is the first trial of radioimmunotherapy as a stand alone, first-line treatment for people with cancer.

     Other Clinical Trials. The Company intends to pursue additional trials to expand the potential uses of Bexxar to other indications, both as a single agent and in combination with chemotherapy.

     The Company has completed enrollment of a single-center Phase II trial in newly diagnosed low-grade NHL patients evaluating a sequential combination regimen of the chemotherapeutic agent fludarabine followed by Bexxar. In December 1999, the Company presented an interim analysis of fourteen patients for whom adequate data was available. Overall response rate following the fludarabine portion of the regimen was 93%, of which 14% achieved a complete response. The combined overall response rate of these patients after receiving both the fludarabine and Bexxar was 100%, of which 71% achieved a complete response. Bexxar was well tolerated with mild to moderate non-hemotological toxicity and acceptable hemotological toxicity.

     The Company also has completed enrollment of a multi-center, Phase II clinical trial in low-grade NHL patients who have failed treatment with Rituximab. The Company currently is collecting data for analysis.

  The Company is also conducting the following clinical trials:

     - multi-center Phase I dose escalation trial in previously treated, low-grade NHL patients with more than 25% bone marrow involvement.

     - single-center Phase I dose escalation trial in patients with intermediate or high risk B-cell chronic lymphocytic leukemia.

     - multi-center Phase II clinical trial in 1st or 2nd relapse, low-grade and transformed low-grade patients.

     - multi-center Phase II clinical trial in low-, intermediate-, and high-grade NHL patients who have relapsed after previous treatment with Bexxar.

     - multi-center Phase II clinical trial sponsored by the Southwest Oncology Group evaluating the sequential combination of the chemotherpy regimen CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) followed by Bexxar in previously untreated patients with low-grade NHL.

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

     The first of two clinical trials conducted at the University of Washington Medical Center and the Fred Hutchinson Cancer Research Center tested
(131)I-labeled Anti-B1 Antibody as a single agent to prepare patients for an autologous bone marrow transplant by achieving a total body radiation level of up to 997 cGy (over ten times Bexxar's dose). As reported at the American Society of Hemotology meeting in December 1999, of the 29 evaluable patients receiving the full radiotherapeutic regimen, the overall response rate was 86%, with a 79% complete response rate and a 7% partial response rate. Interim data from this clinical trial were published in the New England Journal of Medicine in October 1993. The second clinical trial was designed to test the combination of similarly high doses of radiolabeled Anti-B1 Antibody and high doses of chemotherapy in preparation for autologous bone marrow transplant. This clinical trial has enrolled 43 patients since its commencement in January 1995. Interim data from this clinical trial were presented at the American Society of Clinical Oncology meeting in May 1998. In this Phase I/II trial, 28 of 43 patients (65%) had indolent NHL and 15 of 43 patients (35%) had aggressive NHL. Of the 42 evaluable patients, 31 of 42 patients (74%) are progression-free after a median follow-up of 1.5 years. All patients experienced myelosuppression by design with the high dose combination regimen of chemotherapy and Bexxar (at a level approximately four to ten times the mean standard dose of Bexxar). Other dose-limiting toxicities included pulmonary and gastrointestinal toxicities.

     Two clinical trials are currently ongoing at the University of Washington to further evaluate the use of Bexxar in the transplant setting. The first trial is a Phase II study using high-dose Bexxar with autologous transplantation in patients over 60 years of age and the second trial is a Phase II study evaluating the efficacy of high-dose Bexxar in combination with cyclophosphamide and etoposide as a conditioning regimen for autologous transplantation.

     In addition, a Phase I dose escalation clinical trial is ongoing at the University of Nebraska for the combined use of standard dose radiolabeled Anti-B1 Antibody and high dose chemotherapy as preparation for autologous bone marrow transplant.

TARGETED ONCOLOGIC'S PROGRAM

     The objective of the Company's targeted oncologics program is to develop better tolerated and more efficacious therapeutics by concentrating a greater percentage of their cytotoxic effects to tumor cells versus normal cells. The Company is developing drug candidates based on two principal technology platforms; tumor activated pro-drugs, compounds designed to be activated by tumor associated enzymes and tumor specific targeting therapeutics, compounds designed to deliver their payloads directly to the tumor cells.

  TAP Platform

     The Company's tumor activated pro-drug technology has the potential to broaden significantly the therapeutic window of cytotoxic agents. The TAP technology is based upon an understanding of the biochemical mechanisms utilized by cancer cells to metastasize and the identification of a potential means for exploiting these mechanisms and is being developed in collaboration with the Universite Catholique de Louvain, Belgium. Tumor activated pro-drugs are designed to be (i) activated preferentially at the tumor site by enzymes secreted by the tumor, (ii) stable in circulation and in normal tissues and
(iii) unable to penetrate normal cells or malignant cells until activated. As a result, relatively larger quantities of cytotoxic agents are expected to reach and enter malignant cells as opposed to normal cells, which could permit a significant increase in maximum tolerated dosages, potentially overcoming drug resistance in cancer cells. The Company's lead preclinical candidate is a pro-drug version of doxorubicin known as CPI-0004. Doxorubicin is an off-patent chemotherapeutic drug which currently is used in the treatment of a number of solid tumor cancers, including breast, prostate, ovarian and soft-tissue sarcoma cancers.

                                 SUPER LEU DOX

     As depicted in the graphic above, CPI-0004 is based on a proprietary peptide of four amino acids (a "tetrapeptide") that can be linked to doxorubicin. In a two-step activation process, (1) extracellular tumor enzymes cleave three amino acids from the tetrapeptide leaving a leucine amino-acid-doxorubicin conjugate. The higher levels of "activating enzymes' in tumor tissue relative to normal tissues, ensures that higher concentrations of cytotoxic drug are generated at the tumor site. Leucine-doxorubicin enters tumor cells and local normal cells (2) and the final amino-acid is removed by an intracellular enzyme. (3) The levels of this enzyme are three to fivefold higher in tumor cells compared to normal cells. This again favors greater activation of the cytotoxic compound in tumor cells,
(4) since leucine-doxorubicin is inactive unless the leucine amino-acid is removed.

     This activation process is designed to deliver significantly higher levels of chemotherapeutic drugs to a tumor site relative to normal tissues. The pro-drug approach is also designed to achieve a higher dose of active drug to the tumor site than can be achieved using unconjugated drug. Recent studies in disease models have demonstrated that an eight-tenfold increase in drug dose to the tumor can be achieved. Moreover, this increase translates into increase anti-tumor efficacy. CPI-0004 demonstrates significantly better anti-tumor efficacy than doxorubicin in both drug sensitive and insensitive human tumor xenografts. These results, if confirmed in clinical trials, offer the potential to significantly increase the therapeutic window and the efficacy of doxorubicin. The Company currently plans to complete preclinical development of CPI-0004 and to commence Phase I clinical trials in 2001.

     Prior to the licensing of the TAP technology by the Company, an earlier generation molecule, leucine-doxorubicin was tested as a stand-alone therapy for the treatment of solid tumors, in two separate dose escalation clinical trials in Europe. A total of 59 patients were enrolled in these clinical trials and patients tolerated doses well in excess of those acceptable for unmodified doxorubicin. The results from these clinical trials, along with data from our preclinical studies, will be used by the Company to select the initial indications and doses to pursue in the clinical trials of CPI-0004.

     Tumor activated pro-drugs represent a platform technology which may have a broad applicability. Recently, the Company has established a medicinal chemistry program aimed at synthesizing and conjugating ultra potent compounds which generally are at least 1,000 times more potent than standard chemotherapeutic drugs and have shown activity on drug resistant cells. Tumor activated pro-drugs of these compounds have been synthesized and initial in vivo studies have demonstrated that the pro-drugs are significantly better tolerated than the unconjugated drugs. These results are consistent with the broad potential applicability of the TAP technology and represent an exciting new development. Studies are now being initiated to evaluate the in vivo efficacy of these pro-drugs in tumor models.

     Under its agreement with Catholique Universite de Louvain, Belgium, the Company has secured an exclusive license to the intellectual property underlying the program and will pay royalties on sales of licensed products. The agreement also provides for specified minimum payments, including one payment that will be due if the Company should elect to relocate the program outside of Belgium. The amounts of these payments are not material and, in any event, the Company does not currently intend to relocate the research program. In 1997, the Company also entered into a sponsored research agreement with Catholique Universite de Louvain to conduct research in the area of the TAP program.

  TST Platform

     In addition to the tumor activated pro-drugs, the Company has begun the design and synthesis of cell targeted ultra potent TST drug candidates. The ultra potent compounds generally are at least 1,000 times more potent than standard chemotherapeutic drugs and are equally potent on drug resistant and drug sensitive cell lines. Although these compounds are too potent to be used in their unmodified forms, the Company believes that they may be suitable for use as targeted therapies and is working on a number of targeting technologies, including peptides, non-peptides, and internalizing monoclonal antibodies. These targeting approaches are designed to bind the TST selectively to tumor target cells. Upon binding, the TST compound is internalized into the cell and the ultra potent payload is released from the targeting entity. Once released, the ultra potent drug acts on its intracellular target and kills the tumor cell. The Company believes that the TST platform represents an exciting approach to the generation of potentially better tolerated and more efficacious anti-tumor therapeutics.

AUTOIMMUNE DISEASES AND INFLAMMATION

     Discoveries in immunology are continuing to unravel the mechanisms underlying tissue destruction and inflammation associated with many autoimmune diseases. The Company is developing new therapeutic approaches based on these mechanisms primarily through its therapeutic antibody programs.

     Based on these mechanisms, new therapeutic approaches can be devised and readily tested using monoclonal antibody technology. The Type I interferons ((LOGO), (LOGO) and (LOGO)) are a family of secreted immunomodulatory proteins which form part of the protective innate immune response, but may also be involved in the initiation and maintenance of disease activity in patients with autoimmune diseases. Some patients treated with Type I interferons develop autoimmune disease symptoms which are reversed when treatment is stopped. In other diseases there is a good correlation between the disease activity and circulating plasma interferon levels. The Company is developing a monoclonal antibody, 64G12, which binds to sub-unit one of the Type I interferon receptor and neutralizes the activity of all Type I interferons. This antibody may provide therapeutic benefit in a number of diseases including: rheumatoid arthritis, Crohn's disease, systemic lupus erythematosus, psoriasis, bone marrow transplantation and solid organ transplantation.

     Rheumatoid arthritis is a chronic disease which is characterized by joint inflammation, pain, bone and cartilage deterioration. The disease affects over 2 million people in the United States. Symptoms of arthritis can be induced in some patients treated with alpha interferon. Disease models also support the hypothesis that Type I interferons play a causative role in collagen-induced arthritis.

     Systemic lupus erythematosus is a life-threatening auto-antibody mediated disease in which disease causing antibodies damage various tissues. Recent statistics compiled by the Lupus Foundation of America, epidemological studies and other sources estimate the number of lupus patients in the United States is between 250,000 -- 1,000,000 with 16,000 new cases diagnosed each year. Approximately ninety percent of cases are young women of child bearing age. Lupus is characterized by a number of symptoms, including chronic kidney inflammation leading to kidney failure, fatigue and arthritis. A number of studies have shown that disease severity is correlated with plasma levels of alpha interferon.

     Psoriasis is a chronic disease that results in skin thickening and scaling accompanied by inflammation. The disease affects approximately four to five million patients in the Unites States. About 500,000 patients suffer severe enough symptoms to require systemic therapy with immunosuppressives and ultraviolet radiation therapy. Some patients treated with Type I interferons develop psoriasis symptoms.

  Type I Interferons

     The underlying mechanisms of many autoimmune diseases may be similar and the Type I interferons appear to play an important role in the initiation and prolongation of disease episodes. In June 1999, the Company entered into an agreement with Pharma Pacific granting the Company worldwide rights to Pharma Pacific's 64G12, a therapeutic monoclonal antibody specific for the Type I interferon receptor. Preclinical in vivo data suggests that the 64G12 antibody provides selective and prolonged neutralization of Type I interferons which may represent a new approach to the treatment of autoimmune diseases and transplant rejection.

     Under the terms of the agreement, the Company received exclusive worldwide rights for all human therapeutic and prophylactic uses for 64G12 and related intellectual property, as well as other antibodies recognizing the Type I interferon receptor. The Company will be responsible for worldwide clinical development, manufacturing and commercialization. In return for the worldwide rights, the Company paid Pharma Pacific an upfront payment of $1.5 million and will pay potential license fees and milestone payments of up to $10.25 million based on achieving certain regulatory milestones. In addition, Pharma Pacific also will receive royalties on potential future product sales.

OTHER PRODUCT CANDIDATES

     In 1997, the Company began a program which actively seeks to in-license promising product development candidates in the area of cancer therapeutics and autoimmune diseases with the objective of expanding the Company's product pipeline.

RESEARCH AND DEVELOPMENT

     The Company incurred research and development expenses of $21.0 million, $30.8 million, $44.8 million and $112.9 million for the years ended December 31, 1997, 1998, and 1999, and for the period from inception (February 16, 1995) to December 31, 1999, respectively.

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

     Pursuant to several contracts with the Company, Lonza Biologics PLC ("Lonza") supplied the Anti-B1 Antibody for use in clinical trials. The Company has entered into agreements with Boehringer Ingelheim Pharma KG ("BI Pharma KG") to manufacture and supply Anti-B1 Antibody for use in ongoing clinical trials and to meet commercial requirements as well as provide for fill/finish and packaging services. The Company has committed to minimum order quantities of the Anti-B1 antibody from BI Pharma KG. The maximum amount of the penalty which would be payable if the Company did not place orders to purchase any antibody is approximately $5.4 million. There can be no assurance that the material produced by Lonza and BI Pharma KG will be suitable for human use and that clinical trials or commercial supply will not be delayed or disrupted if BI Pharma KG is unable to meet the Company's demand for product.

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

     The Company currently obtains the (131)I radioisotope from Nordion under purchase orders placed from time to time. Nordion intends to change its source of (131)I from tellurium-derived (131)I to fission-derived (131)I. The Company will need to obtain FDA approval of the fission-derived (131)I prior to its use in clinical trials or commercial supply. While fission-derived (131)I has been approved for human use in other applications, there can be no assurance that the fission-derived (131)I labeled Anti-B1 Antibody will be suitable for human use, and that clinical trials or commercial supply will not be delayed or disrupted if the Company is unable to obtain such FDA approval.

     If Bexxar is successfully developed and is approved for marketing by the FDA, the Company expects that production for commercialization will consist of
(i) production of bulk Anti-B1 Antibody and filling of individual product vials with Anti-B1 Antibody by BI Pharma KG, (ii) labeling and packaging of individual product vials by another third-party supplier and/or BI Pharma KG, and (iii) radiolabeling of Anti-B1 Antibody at Nordion. While the Company may develop additional suppliers of these services, it expects to rely on its current suppliers for all or a significant portion of its requirements for Bexxar for the foreseeable future. Radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the (131)I radioisotope. Accordingly, any change in the Company's existing or planned contractual relationships with, or interruption in supply from, its third-party suppliers could adversely affect the Company's ability to complete its ongoing clinical trials and to market Bexxar, if approved. Any such change or interruption would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Dependence on Suppliers; Manufacturing and Scale-up Risk."

     The Company believes that the products it expects to develop in its TAP pro-drug program can be produced with standard chemical synthesis processes and expects to utilize third parties to meet clinical trial and any commercial requirements for these products. The Company has entered into an agreement with a potential manufacturer of CPI-0004, its initial TAP pro-drug product candidate, for use in clinical trials. There can be no assurance that the material produced under the agreement will be suitable for human use.

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

MARKETING AND SALES

     The Company intends to market and sell its products in North America through a direct sales force and, where appropriate, in collaboration with marketing partners. This strategy is intended to enable the Company to establish a commercial presence in the cancer therapeutics market with Bexxar, if approved, and to create the capability to sell other products that it may develop or in-license. The sales force is expected to initially call on hospital-based oncologists, hematologists and nuclear medicine physicians in connection with the sale of Bexxar. The Company initially will focus its sales efforts on those physicians who treat the largest volume of NHL patients. These physicians generally are concentrated in large metropolitan areas. Because of the characteristics of Bexxar, the target physician must have access to a facility with radiopharmaceutical and gamma count capabilities. The Company believes such facilities are available in most metropolitan areas such that a significant portion of physicians who treat NHL patients will be able to prescribe Bexxar. The Company intends to distribute its products internationally through marketing partners.

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

GOVERNMENT REGULATION

     The testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of the Company's proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, the Company believes that Bexxar and other immunotherapeutics that it may develop will be regulated by the FDA as biologics and that other products to be developed by the Company, including CPI-0004 and other TAP pro-drugs, are likely to be regulated as drugs.

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

FOOD AND DRUG ADMINISTRATION MODERNIZATION ACT OF 1997

     In September 1998, the Company submitted a request to the FDA for the designation of Bexxar (for the treatment of patients with relapsed or refractory low-grade NHL) as a Fast Track product. The Fast Track designation means that the FDA will take such actions as are appropriate to expedite the development and review of the license for approval. In December 1998, the Company announced that it was notified by the FDA that Bexxar met the criteria for Fast Track designation. The designation was awarded because one of the targeted indications for the therapy is transformed, low-grade NHL, a life-threatening disease, representing an unmet medical need.

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

     The administration of Bexxar entails the introduction of radioactive materials into patients. These patients emit radioactivity at levels that may pose a safety concern to others around them, especially healthcare workers for whom the cumulative effect of repeated exposure to radioactivity is of particular concern. These concerns are addressed in regulations promulgated by the NRC, as well as by various state and local governments and individual hospitals. Generally, patients who emit radioactivity above specified levels are required to be admitted to the hospital, where they can be isolated from others until radiation falls to approved levels. The NRC modified its regulations in 1997 to make it easier for hospitals to treat patients with radioactive materials on an outpatient basis. Under these modified regulations, Bexxar may be administered on an outpatient basis in most cases. Although state and local governments often follow the lead of the NRC, many currently do not, and there can be no assurance that they will do so or that patients receiving Bexxar will not have to remain in the hospital for one to four days following administration of the therapeutic dose, adding to the overall cost of the therapy.

     The Company also to uses hazardous chemicals and radioactive compounds in its ongoing research activities. Although the Company believes that safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. The Company could be held liable for any damages that result from such an accident, as well as for unexpected remedial costs and penalties that may result from any violation of applicable regulations, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may incur substantial costs to comply with environmental regulations.

PATENTS AND OTHER INTELLECTUAL PROPERTY

     The Company believes that patent and trade secret protection are important to its business and that its future will depend in part on its ability to maintain its technology licenses, protect its trade secrets, secure additional patents and operate without infringing the proprietary rights of others. The Company currently holds rights to several issued United States patents that relate to the Bexxar therapeutic protocol, composition, formulation and dosimetry methods. The Company also holds rights to one United States and two Belgium patents relating to its TAP program, and to several United States patents and one European patent relating to its interferon alpha program. Furthermore, the Company is actively pursuing additional patent applications in the United States and foreign countries relating to its various technology platforms.

     The pharmaceutical and biotechnology fields are characterized by a large number of patent filings. A substantial number of patents have already been issued to other pharmaceutical and biotechnology companies. Research has been conducted for many years in the monoclonal antibody field by pharmaceutical and biotechnology companies and other organizations. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to those of the Company. In some jurisdictions, including the United States, patent applications are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. The Company may not be aware of all of the patents potentially adverse to the Company's interest that may have been issued to other companies, research or academic institutions, or others. No assurances can be given that such patents do not exist, have not been filed, or could not be filed or issued, which contain claims relating to the Company's technology, products or processes.

     If patents have been or are issued to others containing preclusive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to one or more of such patents or to develop or obtain alternative technology. The Company is aware of various patents that have been issued to others that pertain to a portion of the Company's prospective business; however, the Company believes that it does not infringe any patents that ultimately would be determined to be valid. There can be no assurance that patents do not exist in the United States or in foreign countries or that patents will not be issued to third parties that contain preclusive or conflicting claims with respect to Bexxar or any of the Company's other product candidates or programs. Commercialization of monoclonal antibody-based products may require licensing and/or cross-licensing of one or more patents with other organizations in the field. There can be no assurance that the licenses that might be required for the Company's processes or products would be available on commercially acceptable terms, if at all.

     The Company's breach of an existing license or failure to obtain a license to technology required to commercialize its product candidates may have a material adverse effect on the Company's business, financial condition and results of operations. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome in court or administrative agency proceedings could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties or to cease using such technology.

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

     Patents issued and patent applications filed internationally relating to biologics are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by the Company. Moreover, statutory differences in patentable subject matter may limit the protection the Company can obtain on some of its inventions in certain jurisdictions. For example, methods of treating humans are not patentable in many countries outside of the United States. These and/or other issues may prevent the Company from obtaining patent protection in certain markets which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Rights to use the name "Coulter Pharmaceutical, Inc." are licensed from Beckman Coulter. The rights expire on October 31, 2002 or earlier upon the occurrence of certain events.

COMPETITION

     The pharmaceutical and biotechnology industries are intensely competitive. Any product candidate developed by the Company would compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of products for the treatment of people with cancer and autoimmune disease. Many of these organizations have financial, technical, manufacturing and marketing resources greater than those of the Company. Several of them have developed or are developing therapies that could be used for treatment of the same diseases targeted by the Company. If a competing company were to develop or acquire rights to a more efficient or safer therapy for treatment of the same diseases targeted by the Company, or one which offers significantly lower costs of treatment, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company believes that competition in the development and marketing of new cancer and autoimmune disease therapies will be based primarily on product efficacy and safety, time to market and price. To the extent the Company's product programs are successful, it also intends to rely to some degree on patents and other intellectual property and orphan drug designations to protect its products from competition.

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

HUMAN RESOURCES

     As of December 31, 1999 the Company had 209 employees, 146 of whom were engaged in product development activities. Seventy-five employees hold post-graduate degrees, including four with medical degrees and thirty-seven with Ph.D.s. The Company's employees are not represented by a collective bargaining agreement. The Company believes its relations with its employees are good.

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

     Uncertainties Related to Product Development. The Company's product candidates are generally in early stages of development, with only one in clinical trials. The development of safe and effective therapies for the treatment of people with cancer or autoimmune diseases is highly uncertain and subject to numerous risks. Product candidates that may appear to be promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality or may fail to achieve market acceptance.

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

     Uncertainty of Market Acceptance of Bexxar. Even if the Company's product candidates are approved for marketing by the FDA and other regulatory authorities, there can be no assurance that the Company's products will be commercially successful. If the Company's most advanced product candidate, Bexxar, is approved, it would represent a significant departure from currently approved methods of treatment for NHL and would require the handling of radioactive materials. Accordingly, Bexxar may experience under-utilization by oncologists and hematologists who are unfamiliar with the application of Bexxar in the treatment of NHL. Further, oncologists and hematologists are not typically licensed to administer radioimmunotherapies such as Bexxar and will need to engage a nuclear medicine physician or receive specialty training to administer Bexxar. Nuclear Regulatory Commission regulations permit Bexxar to be administered on an outpatient basis in most cases as is currently contemplated by the Company. However, market acceptance could be affected adversely because some hospitals may be required to administer the therapeutic dose of Bexxar on an inpatient basis under applicable state or local or individual hospital regulations. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in this case chemotherapy. Market acceptance also could be affected by the availability of third-party reimbursement. Failure of Bexxar to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Uncertainty Related to Health Care Reform and Third-Party Reimbursement," "-- Hazardous and Radioactive Materials," and "Business -- Radioactive and Other Hazardous Materials."

     Early Stage of Development. Since its inception in 1995, the Company has been engaged in the development of drugs and related therapies for the treatment of people with cancer and autoimmune diseases. The Company's product candidates are generally in early stages of development, with only one in clinical trials. No revenues have been generated from product sales or product royalties; and there can be no assurance that products resulting from the Company's research and development efforts will be available within a specific timeframe. No assurance can be given that the Company's product development efforts, including clinical trials, will be successful, that required regulatory approvals for the indications being studied can be obtained, that its products can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     In December 1998, the Company announced that it had been notified by the FDA that Bexxar met the criteria for Fast Track designation because one of the targeted indications is transformed low-grade NHL, a life-threatening disease, representing unmet medical need. However, significant uncertainty exists as to the extent to which Bexxar's Fast Track designation will result in priority review and approval. Further, the FDA retains considerable discretion to determine eligibility for a priority review and approval and is not bound by discussions that an applicant may have had with FDA staff. Accordingly, the FDA could employ such discretion to deny eligibility of Bexxar as a candidate for a priority review or to require additional clinical trials or other information before approving Bexxar. A determination that Bexxar is not eligible for a priority review or delays and additional expenses associated with generating a response to any such request for additional trials could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Government Regulation."

     Dependence on Suppliers; Manufacturing and Scale-up Risk. The Company has no existing internal capacity or experience with respect to manufacturing products for large-scale clinical trials or commercial purposes. The Company relies upon BI Pharma KG for the production of Anti-B1 Antibody. The Company and BI Pharma KG have entered into an agreement for the production of bulk Anti-B1 Antibody and the filling of the individual product vials with Anti-B1 Antibody. The Company has contracted with BI Pharma KG and a third-party supplier for labeling and packaging services. These manufacturers have limited experience producing, labeling and packaging the Anti-B1 Antibody, and there can be no assurance that they will be able to produce the Company's requirements in commercial quantities or with acceptable quality.

     The Company relies upon Nordion for radiolabeling of the Anti-B1 Antibody at Nordion's centralized radiolabeling facility. The Company and Nordion have entered into an agreement for supply of the radiolabeled Anti-B1 Antibody for both clinical trials and commercial sale. Given the eight-day half-life of the
(131)I radioisotope, Nordion currently is producing radiolabeled Anti-B1 Antibody in a clinical scale facility sufficient to support on-going clinical trials. Nordion will transition the production of radiolabeled Anti-B1 Antibody to a commercial scale facility prior to anticipated FDA approval in support of potential product launch. However, there can be no assurance that Nordion will be able to successfully transition to the commercial scale facility and, if Bexxar is approved and is successful in the market, there can be no assurance that Nordion's capacity to radiolabel antibodies will be sufficient to meet all of the Company's commercial requirements.

     The Company is aware of only a limited number of manufacturers capable of producing the Anti-B1 Antibody in commercial quantities or radiolabeling the antibody with (131)I on a commercial scale. To establish and qualify a new facility to centrally radiolabel antibodies could take three years or longer. Further, radiolabeled antibody cannot be stockpiled against future shortages due to the eight-day half-life of the (131)I radioisotope. Accordingly, any change in the Company's existing contractual relationships with, or interruption in supply from, its producer of unlabeled antibody or its radiolabeler could affect adversely the Company's ability to complete its ongoing clinical trials and to market Bexxar, if approved. Any such change or interruption would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company is evaluating additional sources of supply for production and radiolabeling of the Anti-B1 Antibody, no assurance can be given that such sources will be secured on commercially reasonable terms, on a timely basis, or at all.

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

     The Company currently obtains the (131)I radioisotope from Nordion under purchase orders placed from time to time. Nordion intends to change its source of (131)I from tellurium-derived (131)I to fission-derived (131)I. The Company will need to obtain FDA approval of the fission-derived (131)I prior to its use in clinical trials or commercial supply. While fission-derived (131)I has been approved for human use in other applications, there can be no assurance that the fission-derived (131)I labeled Anti-B1 Antibody will be suitable for human use, and that clinical trials or commercial supply will not be delayed or disrupted if the Company is unable to obtain such FDA approval.

     Third-party manufacturers must comply with GMP regulations prescribed by the FDA and other standards prescribed by various federal, state and local regulatory agencies in the United States and any other relevant country. Failure to comply with these regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

     Absence of Commercialization Resources and Experience; Reliance on Marketing Partner. The Company intends to market and sell Bexxar in the United States through a direct sales force and in collaboration with SB, and internationally (except Japan) through SB. The Company currently does not possess the resources and experience necessary to commercialize any of its product candidates. The Company has hired approximately one-half of the direct sales force and marketing personnel necessary to launch Bexxar, however, the Company's ability to market Bexxar, if approved, will be contingent upon recruitment, training and deployment of the remainder of its sales and marketing force as well as the performance of SB under the collaboration agreement. Development of an effective sales force will require significant financial resources and time. There can be no assurance that the Company will be able to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for Bexxar or other product candidates. Failure to establish such a sales force and marketing capability could have a material adverse effect on the Company's business, financial condition and results of operations.

     Highly Competitive Industry; Risk of Technological Obsolescence. The pharmaceutical and biotechnology industries are intensely competitive. Any product candidate developed by the Company would compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of products for the treatment of people with cancer and autoimmune disease. Many of these organizations have financial, technical, manufacturing and marketing resources greater than those of the Company. Several of them may have developed or are developing therapies that could be used for treatment of the same diseases targeted by the Company. If a competing company were to develop or acquire rights to a more efficacious or safer therapy for treatment of the same diseases targeted by the Company, or one which offers significantly lower costs of treatment, the Company's business, financial condition and results of operations could be materially adversely affected. The Company believes that its product development programs will be subject to significant competition from companies utilizing alternative technologies as well as to increasing competition from companies that develop and apply technologies similar to the Company's technologies. Other companies may succeed in developing products earlier than the Company, obtaining approvals for such products from the FDA more rapidly than the Company or developing products that are safer and more effective than those under development or proposed to be developed by the Company. There can be no assurance that research and development by others will not render the Company's technology or product candidates obsolete or non-competitive or result in treatments superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed technologies.

     Dependence Upon Proprietary Technology; Uncertainty of Patents and Proprietary Technology. The pharmaceutical and biotechnology fields are characterized by a large number of patent filings. A substantial number of patents have already been issued to other pharmaceutical and biotechnology companies. Research has been conducted for many years in the monoclonal antibody field by pharmaceutical and biotechnology companies and other organizations. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to those of the Company. In some jurisdictions, including the United States, patent applications are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. The Company may not be aware of all of the patents potentially adverse to the Company's interests that may have been issued to other companies, research or academic institutions, or others. No assurance can be given that such patents do not exist, have not been filed, or could not be filed or issued, which contain claims relating to the Company's technology, products or processes.

     If patents have been or are issued to others containing preclusive or conflicting claims and such claims are determined ultimately to be valid, the Company may be required to obtain licenses to one or more of such patents or to develop or obtain alternative technology. The Company is aware of various patents that have been issued to others that pertain to a portion of the Company's prospective business; however, the Company believes that it does not infringe any patents that ultimately would be determined to be valid. There can be no assurance that patents do not exist in the United States or in foreign countries or that patents will not be issued to third parties that contain preclusive or conflicting claims with respect to Bexxar or any of the Company's other product candidates or programs. Commercialization of monoclonal antibody-based products may require licensing and/or cross-licensing of one or more patents with other organizations in the field. There can be no assurance that the licenses that might be required for the Company's processes or products would be available on commercially acceptable terms, if at all.

     The Company's breach of an existing license or failure to obtain a license to technology required to commercialize its product candidates may have a material adverse effect on the Company's business, financial condition and results of operations. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome in court or administrative agency proceedings could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties or to cease using such technology.

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

     Patents issued and patent applications filed internationally relating to biologics are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by the Company. Moreover, statutory differences in patentable subject matter may limit the protection the Company can obtain on some of its inventions in certain jurisdictions. For example, methods of treating humans are not patentable in many countries outside of the United States. These and/or other issues may prevent the Company from obtaining patent protection in certain markets which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Patents and Other Intellectual Property."

     Future Capital Needs; Uncertainty of Additional Funding. The Company's operations to date have consumed substantial and increasing amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in next several years. The development of the Company's technology and potential products will require a commitment of substantial funds. The Company expects that its existing capital resources will be adequate to satisfy the requirements of its current and planned operations through the second quarter of 2001. However, the rate at which the Company expends its resources is variable, may be accelerated and will depend on many factors, including the scope and results of preclinical studies and clinical trials, the cost, timing and outcome of regulatory approvals, continued progress of the Company's research and development of product candidates, the timing and cost of establishment or procurement of requisite production radiolabeling and other manufacturing capacities, the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, the expenses of establishing a sales and marketing force, the acquisition of technology licenses, the status of competitive products and the availability of other financing.

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

     History of Operating Losses; Anticipated Future Losses. The Company has a limited history of operations and has experienced significant losses since inception. As of December 31, 1999, the Company's accumulated deficit was approximately $97.2 million. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. All of the Company's product candidates are in development in preclinical studies and clinical trials, and no revenues have been generated from product sales. To achieve and sustain profitable operations, the Company, alone or with others, must develop successfully, obtain regulatory approval for, manufacture, introduce, market and sell its products. The time frame necessary to achieve market success is long and uncertain. Product revenues resulting from the Company's research and development efforts will not occur until commercial availability of such product. There can be no assurance that the Company will ever generate sufficient product revenues to become profitable or to sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Company also uses hazardous chemicals and radioactive compounds in its ongoing research activities. The Company could be held liable for any damages that result from such an accident, contamination or injury from the handling and disposal of these materials, as well as for unexpected remedial costs and penalties that may result from any violation of applicable regulations, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may incur substantial costs to comply with environmental regulations.

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

ITEM 2. PROPERTIES

     The Company currently leases approximately 115,000 square feet of office and laboratory space in South San Francisco, California, under several lease agreements. In November 1997, the Company entered into an agreement to build and lease new facilities in South San Francisco, California. The first two buildings are each approximately 50,000 square feet of mixed office and laboratory space, which were occupied in April 1999 and October 1999. The lease includes an option to occupy a third building. In connection with its lease agreement, the Company obtained a letter of credit agreement from a bank which secures the aggregate future payments under the lease.

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

            1999                                                   LOW      HIGH
            ----                                                   ---      ----
            First Quarter.......................................  19.250   31.000
            Second Quarter......................................  17.813   26.375
            Third Quarter.......................................  11.625   34.625
            Fourth Quarter......................................  12.500   24.750

            1998                                                   LOW      HIGH
            ----                                                   ---      ----
            First Quarter.......................................  17.000   28.438
            Second Quarter......................................  21.625   35.125
            Third Quarter.......................................  13.250   32.125
            Fourth Quarter......................................  18.375   34.125

     As of March 10, 2000, the Company had approximately 346 holders of record of its Common Stock.

     The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future.

     In December 1998, the Company issued to SmithKline Beecham Corporation ("SB") 239,607 shares of its Common Stock for a purchase price of $7.25 million in connection with the collaboration agreement with SB. The above-listed securities were issued in reliance on an exemption to the registration requirements of the Securities Exchange Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data as of December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999 and the period from inception (February 16, 1995) to December 31, 1999 are derived from the consolidated financial statements of Coulter Pharmaceutical, Inc. that have been audited by Ernst & Young LLP, independent auditors, and which are included herein. The selected consolidated financial data as of December 31, 1995, 1996 and 1997 and for the period from inception (February 16, 1995) to December 31, 1995 and for the year ended December 31, 1996 are derived from the consolidated financial statements of Coulter Pharmaceutical, Inc. that have been audited by Ernst & Young LLP, and which are not included herein.

                                     INCEPTION                                                        INCEPTION
                                (FEBRUARY 16, 1995)             YEAR ENDED DEC. 31,              (FEBRUARY 16, 1995)
                                  TO DECEMBER 31,     ----------------------------------------     TO DECEMBER 31,
                                       1995             1996       1997      1998       1999            1999
                                -------------------   --------   --------   -------   --------   -------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data:
Corporate partner revenues....      $        --       $     --   $     --   $34,250   $     --        $ 34,250
Revenues from unconsolidated
  joint business..............               --             --         --     1,750      5,449           7,199
                                    -----------       --------   --------   -------   --------        --------
         Total revenues.......               --             --         --    36,000      5,449          41,449
Operating expenses:
  Research and development....            2,539         13,681     21,045    30,848     44,804         112,917
  Selling, general and
    administrative............              581          2,409      7,610    11,358     15,947          37,905
                                    -----------       --------   --------   -------   --------        --------
         Total operating
           expenses...........            3,120         16,090     28,655    42,206     60,751         150,822
Interest income and other,
  net.........................              127            752      2,327     4,248      4,696          12,150
                                    -----------       --------   --------   -------   --------        --------
Net loss......................      $    (2,993)      $(15,338)  $(26,328)  $(1,958)  $(50,606)       $(97,223)
                                    ===========       ========   ========   =======   ========        ========
Basic and diluted net loss per
  share(1)....................      $(12,736.17)      $(649.39)  $  (2.58)  $ (0.13)  $  (3.03)
                                    -----------       --------   --------   -------   --------
Shares used in computing basic
  and diluted net loss per
  share(1)....................            0.235             24     10,197    14,562     16,695
                                    -----------       --------   --------   -------   --------

                                                                      DECEMBER 31,
                                                 -------------------------------------------------------
                                                  1995        1996        1997        1998        1999
                                                 -------    --------    --------    --------    --------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..................................  $ 3,438    $ 16,443    $ 75,445    $139,778    $ 82,425
Working capital................................    2,878      10,737      65,202     131,263      73,734
         Total assets..........................    3,628      18,321      78,671     153,430     110,205
Non-current portion of equipment financing
  obligations and debt facility................       --       1,535       2,298       6,659       9,428
Deficit accumulated during the development
  stage........................................   (2,993)    (18,331)    (44,659)    (46,617)    (97,223)
         Total stockholders' equity............    2,997      10,546      65,861     135,193      86,807

---------------
(1) See Note 1 to the December 31, 1999 financial statements for information regarding the calculation of net loss per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Coulter Pharmaceutical is engaged in the development of novel drugs and therapies for the treatment of people with cancer and autoimmune diseases. The Company currently is developing a family of potential therapeutics based upon two drug discovery programs: therapeutic antibodies and targeted oncologics. Within these broad drug discovery programs, the Company is currently concentrating on several distinct platform technologies: therapeutic antibodies consisting of both conjugated and unconjugated antibody technology, and targeted oncologics based on tumor activated pro-drug ("TAP") technology and tumor specific targeting ("TST") technology. The Company also is developing a portfolio of proprietary ultra potent compounds which it believes will be suitable payloads for both its TAP and TST platforms. Ultra potent compounds generally are at least 1,000 times more potent than standard chemotherapeutic agents and are active against resistant tumor cells.

     The Company's most advanced product candidate, Bexxar, consists of a monoclonal antibody conjugated with a radioisotope. The Company intends to seek initial approval of Bexxar for the treatment of low-grade and transformed low-grade non-Hodgkin's lymphoma ("NHL") in patients who have relapsed after, or are refractory to, chemotherapy. The Company intends to seek priority Biologics License Application ("BLA") review and marketing approval for Bexxar, while simultaneously pursuing clinical trials to expand the potential use of Bexxar to other indications. Bexxar is based upon the antibody therapeutics program which originated at Coulter Corporation. In 1995, Coulter Pharmaceutical was incorporated and acquired worldwide rights to Bexxar and related intellectual property, know-how and other assets from Coulter Corporation. In 1997, Beckman Instruments, Inc. acquired Coulter Corporation, and is now known as Beckman Coulter. In December 1998, the Company announced a joint collaboration agreement with SmithKline Beecham Corporation ("SB") granting SB joint marketing rights in the United States and exclusive commercial rights internationally, except Japan.

     To date, the Company has devoted substantially all of its resources to research and development programs, as well as selling, general and administrative activities needed to support product development and potential product sales. No revenues have been generated from product sales, and product revenues resulting from the Company's research and development efforts will not occur until commercial availability of such product. The Company has a limited history of operations and has experienced significant operating losses to date. The Company may continue to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities if product sales revenues do not offset these costs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, manufacture and commercialize its products or ever achieve or sustain product revenues or profitability. As of December 31, 1999, the Company's accumulated deficit was approximately $97.2 million.

RESULTS OF OPERATIONS

     COMPARISON OF YEARS ENDED DECEMBER 31, 1999, DECEMBER 31, 1998 AND DECEMBER 31, 1997

     Revenues. Corporate Partner revenues for the year ended December 31, 1998 of $34.3 million was attributable to the license fee payment received from SB under the joint development and commercialization agreement for Bexxar. This was a one time, non-refundable license fee. Revenues from unconsolidated joint business was $5.4 million for the year ended December 31, 1999 compared to $1.8 million for the year ended December 31, 1998 and none for the year ended December 31, 1997. Revenues from unconsolidated joint business represents reimbursement from SB of their share of the Company's Bexxar-related manufacturing development expenses. In 1999, such revenues were partially offset by the Company's share of the pre-tax Bexxar operating losses generated from its joint business arrangement with SB to co-promote Bexxar. Revenue in future periods will depend on the achievement of contract milestones, the timing and scope of reimbursable development activities and commercial sales of Bexxar.

     Operating Expenses. Research and development expenses were $44.8 million for the year ended December 31, 1999, compared to $30.8 million for the year ended December 31, 1998 and $21.0 million for the year ended December 31, 1997. The $14.0 million increase from 1998 to 1999 was due to increases in staffing and expenditures associated with the development of Bexxar, including costs of clinical trials and manufacturing expenses, as well as increases in staffing and expenditures associated with the Company's research programs. The manufacturing expenses included certain expenses associated with scaled-up production of monoclonal antibodies and the establishment of a commercial scale centralized radiolabeling capability. The $9.8 million increase from 1997 to 1998 was due primarily to increases in staffing and in expenditures associated with the development of Bexxar, including costs of clinical trials and manufacturing expenses. The Company expects its research and development expenses to continue to increase in 2000, reflecting anticipated increased costs related to additions to staffing, preclinical studies, clinical trials and manufacturing.

     Selling, general and administrative expenses were $15.9 million for the year ended December 31, 1999, compared to $11.4 million for the year ended December 31, 1998 and $7.6 million for the year ended December 31, 1997. The $4.5 million increase from 1998 to 1999 was incurred to support the Company's facilities and staffing expansion as well as increased Bexxar pre-commercialization activities, including the recruitment of a direct sales force, increased corporate development activities and related legal and patent activities. The $3.8 million increase from 1997 to 1998 was incurred to support increased Bexxar pre-commercialization activities, as well as support the Company's facilities expansion, increased research and development efforts, and related legal and patent activities. The Company expects its selling, general and administrative expenses to continue to increase in 2000 to support its increasing commercialization efforts in anticipation of potential product sales, as well as to support its increased research and development, patent and corporate development activities.

     Interest Income and other, net. Net interest income was $4.7 million for the year ended December 31, 1999, compared to $4.2 million for the year ended December 31, 1998 and $2.3 million for year ended December 31, 1997. The $0.5 million increase from 1998 to 1999 was due to the effect of higher average cash, cash equivalent and short-term investment balances partially offset by increased interest expense related to borrowings under a $10.0 million credit line. The $1.9 million increase from 1997 to 1998 was due to the effect of higher average cash, cash equivalent and short-term investment balances as a result of the Company's follow-on offering of common stock in July 1998 and the proceeds from SB related to the joint development and commercialization agreement for Bexxar.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception through December 31, 1999, the Company has financed its operations primarily through private placements and public offerings of equity securities totaling $179.8 million. In October 1998, the Company entered into a $10.0 million revolving credit line agreement with a bank, none of which was available at December 31, 1999. In addition, the SB agreement also provides for a $15.0 million credit line, all of which was available at December 31, 1999. Cash, cash equivalents and short-term investments totaled $82.4 million at December 31, 1999.

     The negative cash flow from operations in the years ended December 31, 1997, 1998 and 1999 resulted primarily from the Company's net operating losses and is expected to continue and to accelerate in the next several years. The Company expects to incur substantial and increasing research and development expenses, including expenses related to additions to personnel, preclinical studies, clinical trials and manufacturing, as well as increasing expenses associated with commercialization efforts. The Company may need to raise substantial additional capital to fund its operations. The Company may seek such additional funding through public or private equity or debt financings from time to time, as market conditions permit. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

     Net cash used in operations was $48.9 million for the year ended December 31, 1999, compared to $3.2 million used in the year ended December 31, 1998. This increase is primarily the result of the increased net loss for the year ended December 31, 1999. In the year ended December 31, 1998, the Company recorded total revenues under the SB collaboration of $36.0 million compared to $5.4 million recognized in the year ended December 31, 1999. This reduction in revenues combined with approximately $18.6 million of increased operating expenses, resulted in the increased net loss in 1999. Net cash used in investing activities increased to $24.6 million for the year ended December 31, 1999 from $2.9 million used in the year ended December 31, 1998, primarily resulting from higher purchases of short-term investments. The Company's capital expenditures increased to $14.1 million for the year ended December 31, 1999 from $7.9 million for the year ended December 31, 1998, primarily representing investment in the Company's new corporate facilities and related purchase of equipment and furniture. Net cash provided by financing activities decreased to $5.9 million for the year ended December 31, 1999 from $75.4 million for the year ended December 31, 1998, resulting primarily from lower proceeds from issuance of the Company's common stock. The 1998 period included a public offering of the Company's common stock which raised approximately $62.1 million.

     Net cash used in operations was $3.2 million for the year ended December 31, 1998, compared to $21.1 million for the year ended December 31, 1997. This decrease is primarily the result of the decreased net loss for the period ended December 31, 1998, principally due to the $36.0 million in revenues earned under the SB collaboration. Net cash used in investing activities decreased to $2.9 million for the year ended December 31, 1998 from $49.0 million for the year ended December 31, 1997, primarily resulting from maturities and sales of short-term investments. The Company's capital expenditures increased to $7.9 million for the year ended December 31, 1998 from $1.6 million for the year ended December 31, 1997, primarily representing investment in the Company's new corporate facilities, equipment for the central radiolabeling facility and equipment and furniture related to increased staffing. Net cash provided by financing activities decreased to $75.4 million for the year ended December 31, 1998 from $81.7 million for the year ended December 31, 1997, resulting primarily from lower proceeds from public offerings of the Company's common stock (approximately $62.1 million and $77.1 million raised in 1998 and 1997, respectively), partially offset by proceeds from the sale of $7.5 million of common stock to SB in conjunction with the Bexxar joint development and commercialization agreement.

     The Company expects that its existing capital resources, including the net proceeds of its public offerings and interest thereon, will be adequate to satisfy the requirements of its current and planned operations through the second quarter of 2001. At December 31, 1999, the Company had entered into manufacturing supply agreements that require material commitments for clinical and commercial supply. The Company's future capital requirements will depend on a number of factors, including: the scope and results of preclinical studies and clinical trials; continued progress of the Company's research and development of potential products; the cost, timing and outcome of regulatory approvals; the expenses of establishing a sales and marketing force; the timing and cost of establishment or procurement of requisite production, radiolabeling and other capacities; the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; the need to acquire licenses to new technology; the status of competitive products; the availability of other financing and the ability to achieve profitability.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000 and, therefore, the Company will adopt this accounting standard effective January 1, 2001. Management has not yet determined the impact of SFAS No. 133 on its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 requires that license and other upfront fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company is currently reviewing the impact of SAB No. 101 on its previously reported results of operations.

IMPACT OF YEAR 2000

     In prior years, the Company implemented a Year 2000 project to address the issue of computer software and hardware correctly processing dates through and beyond Year 2000. The goal of this project was to ensure that all computer software and hardware that the Company uses or relies upon is retired, replaced or made Year 2000 compliant before December 31, 1999. To date, the Company, has not experienced any Year 2000-related operational issues and is not aware of any material potential problems that may arise as a result of Year 2000 issues either from its own internal systems or from the products and services of third parties upon which it relies.

     The total cost of the Company's Year 2000 compliance efforts was not material to its financial condition or results of operations. External costs of such compliance efforts were approximately $200,000, all of which was expensed. Any remaining expenses relating to remediation efforts will be charged to expense as incurred. The Company will continue to monitor its business-critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 problems that may arise are promptly addressed.

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

     Interest Rates -- The Company's interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company's cash equivalents and short-term investments. Based on the Company's overall interest rate exposure at December 31, 1999, a near-term change in interest rates, based on historical currency rate movements, would not materially affect the fair value of interest rate sensitive instruments.

     Foreign Currency Exchange Rates -- The Company has certain liabilities which are denominated in several European currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which the Company's suppliers are located. To mitigate this risk, the Company may enter into foreign currency forward contracts as is deemed necessary by management. Based on the Company's overall currency rate exposure at December 31, 1999, a near-term change in currency rates, based on historical currency rate movements, would not materially affect the fair value of foreign currency sensitive liabilities.

     The Company invests cash which is not currently being used for operational purposes in accordance with its investment policy. This policy allows for the purchase of low risk securities issued by the government agencies and very highly rated banks and corporations subject to certain concentration limits. The maturities of these securities are maintained at less than two years. The following table presents the amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and long term debt obligations at December 31, 1999:

                                               1999      2000     2001    2002    2003    THEREAFTER    TOTAL     1998
                                              -------   ------   ------   -----   -----   ----------   -------   -------
                                                                        (DOLLARS IN THOUSANDS)
Cash Equivalent Investments:
  Fixed Rate................................  $22,135       --       --      --      --      --        $22,135   $84,162
  Weighted Average Interest Rate............      5.8%      --       --      --      --      --             --        --
Short Term Investments:
  Fixed Rate................................       --   43,575   16,682      --      --      --         60,257    49,970
  Weighted Average Interest Rate............       --      5.2%     5.8%     --      --      --             --        --
Long-term debt, including current portion:
  Fixed Rate................................       --    2,258    1,767   1,380   6,281      --         11,686     5,000
  Weighted Average Interest Rate............       --     10.6%    10.3%    9.5%    9.4%     --             --        --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Coulter Pharmaceutical, Inc.

     We have audited the accompanying consolidated balance sheets of Coulter Pharmaceutical, Inc. (a development stage company) (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (February 16, 1995) to December 31, 1999 and the related statement of stockholders' equity for the period from inception (February 16, 1995) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coulter Pharmaceutical, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (February 16, 1995) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 27, 2000

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 22,168    $ 89,808
  Short-term investments....................................    60,257      49,970
  Prepaid expenses and other current assets.................     5,279       3,063
                                                              --------    --------
          Total current assets..............................    87,704     142,841
Property and equipment, net.................................    21,029       9,449
Employee loans receivable...................................     1,274         907
Other assets................................................       198         233
                                                              --------    --------
                                                              $110,205    $153,430
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  6,504    $  4,068
  Accrued liabilities.......................................     5,208       6,353
  Current portion of equipment financing obligations and
     debt facility..........................................     2,258       1,157
                                                              --------    --------
          Total current liabilities.........................    13,970      11,578
Non current portion of equipment financing obligations and
  debt facility.............................................     9,428       6,659
Commitments Stockholders' equity:
  Preferred stock, issuable in series, $.001 par value:
     3,000,000 shares authorized; none outstanding at
      December 31, 1999 and 1998............................        --          --
  Common stock, $.001 par value:
     30,000,000 shares authorized; 16,896,438 and 16,704,103
      shares issued and outstanding at December 31, 1999 and
      1998, respectively....................................        17          17
Additional paid-in capital..................................   184,524     182,390
Accumulated other comprehensive loss........................      (215)        (32)
Deferred compensation.......................................      (296)       (565)
Deficit accumulated during the development stage............   (97,223)    (46,617)
                                                              --------    --------
          Total stockholders' equity........................    86,807     135,193
                                                              --------    --------
                                                              $110,205    $153,430
                                                              ========    ========

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              FOR THE PERIOD FROM
                                               YEAR ENDED DECEMBER 31,             INCEPTION
                                           -------------------------------    (FEBRUARY 16, 1995)
                                             1997       1998        1999      TO DECEMBER 31, 1999
                                           --------    -------    --------    --------------------
Corporate partner revenues...............  $     --    $34,250    $     --          $ 34,250
Revenues from unconsolidated joint
  business...............................        --      1,750       5,449             7,199
                                           --------    -------    --------          --------
          Total revenues                   $     --    $36,000    $  5,449          $ 41,449
Operating expenses:
  Research and development...............  $ 21,045    $30,848    $ 44,804           112,917
  Selling, general and administrative....     7,610     11,358      15,947            37,905
                                           --------    -------    --------          --------
Total operating expenses.................    28,655     42,206      60,751           150,822
Interest income and other, net...........     2,327      4,248       4,696            12,150
                                           --------    -------    --------          --------
Net loss.................................  $(26,328)   $(1,958)   $(50,606)         $(97,223)
                                           ========    =======    ========          ========
Basic and diluted net loss per share.....  $  (2.58)   $ (0.13)   $  (3.03)
                                           ========    =======    ========
Shares used in computing basic and
  diluted net loss per share.............    10,197     14,562      16,695
                                           ========    =======    ========

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                   CONVERTIBLE                                             ACCUMULATED
                                 PREFERRED STOCK          COMMON STOCK       ADDITIONAL       OTHER
                              ----------------------   -------------------    PAID-IN     COMPREHENSIVE     DEFERRED
                                SHARES       AMOUNT      SHARES     AMOUNT    CAPITAL         LOSS        COMPENSATION
                              -----------   --------   ----------   ------   ----------   -------------   ------------
Issuance of Series A
 convertible preferred stock
 to founders at $1.00 per
 share for cash and
 technology in February
 1995.......................    7,500,000   $  2,500           --    $--      $     --        $  --         $    --
Issuance of Series B
 convertible preferred stock
 to a founder at $1.50 per
 share for cash in August
 and October 1995, less
 issuance costs of $11......    2,333,333      3,489           --     --            --           --              --
Exercise of common stock
 options by a consultant at
 $0.30 per share for cash in
 November 1995..............           --         --        2,059     --             1           --              --
Net loss....................           --         --           --     --            --           --              --
                              -----------   --------   ----------    ---      --------        -----         -------
Balance at December 31,
 1995.......................    9,833,333   $  5,989        2,059    $--      $      1        $  --         $    --
Issuance of Series C
 convertible preferred stock
 and warrants for 498,705
 shares of common stock to
 investors at $2.25 per
 share for cash in April
 1996, less issuance costs
 of $55.....................    9,964,607     22,366           --     --            --           --              --
Issuance of common stock to
 a prospective officer at
 $0.45 per share for cash in
 March 1996.................           --         --      400,000      1           179           --              --
Issuance of common stock
 pursuant to stock option
 exercises..................           --         --       35,553     --            14           --              --
Deferred compensation
 related to grants of
 certain stock options......           --         --           --     --         2,294           --          (2,294)
Amortization of deferred
 compensation...............           --         --           --     --            --           --             330
Net loss....................           --         --           --     --            --           --              --
Unrealized loss on
 securities
 available-for-sale, net....           --         --           --     --            --           (3)             --
 Comprehensive loss.........           --         --           --     --            --           --              --
                              -----------   --------   ----------    ---      --------        -----         -------
Balance at December 31,
 1996.......................   19,797,940   $ 28,355      437,612    $ 1      $  2,488        $  (3)        $(1,964)
Conversion of convertible
 preferred stock into common
 stock......................  (19,797,940)   (28,355)   6,599,287      6        28,349           --              --
Issuance of 2,875,000 shares
 of common stock at $12.00
 per share less issuance
 costs of $3,226............           --         --    2,875,000      3        31,274           --              --
Issuance of common stock
 pursuant to stock options
 exercises..................           --         --       77,358     --            45           --              --
Issuance of common stock
 pursuant to warrant
 exercises..................           --         --      385,315      1         3,127           --              --
Deferred compensation
 related to grant of certain
 stock options..............           --         --           --     --           206           --            (206)
Amortization of deferred
 compensation...............           --         --           --     --            --           --           1,085
Issuance of common stock
 pursuant to the employee
 stock purchase plan........           --         --       33,152     --           280           --              --

                                DEFICIT
                              ACCUMULATED
                              DURING THE        TOTAL
                              DEVELOPMENT   STOCKHOLDERS'
                                 STAGE         EQUITY
                              -----------   -------------
Issuance of Series A
 convertible preferred stock
 to founders at $1.00 per
 share for cash and
 technology in February
 1995.......................   $     --       $  2,500
Issuance of Series B
 convertible preferred stock
 to a founder at $1.50 per
 share for cash in August
 and October 1995, less
 issuance costs of $11......         --          3,489
Exercise of common stock
 options by a consultant at
 $0.30 per share for cash in
 November 1995..............         --              1
Net loss....................     (2,993)        (2,993)
                               --------       --------
Balance at December 31,
 1995.......................   $ (2,993)      $  2,997
Issuance of Series C
 convertible preferred stock
 and warrants for 498,705
 shares of common stock to
 investors at $2.25 per
 share for cash in April
 1996, less issuance costs
 of $55.....................         --         22,366
Issuance of common stock to
 a prospective officer at
 $0.45 per share for cash in
 March 1996.................         --            180
Issuance of common stock
 pursuant to stock option
 exercises..................         --             14
Deferred compensation
 related to grants of
 certain stock options......         --             --
Amortization of deferred
 compensation...............         --            330
Net loss....................    (15,338)       (15,338)
Unrealized loss on
 securities
 available-for-sale, net....         --             (3)
                                              --------
 Comprehensive loss.........         --        (15,341)
                               --------       --------
Balance at December 31,
 1996.......................   $(18,331)      $ 10,546
Conversion of convertible
 preferred stock into common
 stock......................         --             --
Issuance of 2,875,000 shares
 of common stock at $12.00
 per share less issuance
 costs of $3,226............         --         31,277
Issuance of common stock
 pursuant to stock options
 exercises..................         --             45
Issuance of common stock
 pursuant to warrant
 exercises..................         --          3,128
Deferred compensation
 related to grant of certain
 stock options..............         --             --
Amortization of deferred
 compensation...............         --          1,085
Issuance of common stock
 pursuant to the employee
 stock purchase plan........         --            280

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                   CONVERTIBLE                                             ACCUMULATED
                                 PREFERRED STOCK          COMMON STOCK       ADDITIONAL       OTHER
                              ----------------------   -------------------    PAID-IN     COMPREHENSIVE     DEFERRED
                                SHARES       AMOUNT      SHARES     AMOUNT    CAPITAL         LOSS        COMPENSATION
                              -----------   --------   ----------   ------   ----------   -------------   ------------
Issuance of 3,162,500 shares
 of common stock at $15.50
 per share less issuance
 costs of $3,190............           --   $     --    3,162,500    $ 3      $ 45,829        $  --         $    --
Net loss....................           --         --           --     --            --           --              --
Unrealized loss on
 securities
 available-for-sale, net....           --         --           --     --            --           (4)             --
 Comprehensive loss.........           --         --           --     --            --           --              --
                              -----------   --------   ----------    ---      --------        -----         -------
Balance at December 31,
 1997.......................           --   $     --   13,570,224    $14      $111,598        $  (7)        $(1,085)
Issuance of 239,607 shares
 of common stock pursuant to
 contract with corporate
 partner....................           --         --      239,607     --         7,250           --              --
Issuance of common stock
 pursuant to stock options
 exercises..................           --         --      164,785     --           538           --              --
Issuance of common stock
 pursuant to warrant
 exercise...................           --         --       16,787     --            --           --              --
Deferred compensation
 related to grant of certain
 stock options..............           --         --           --     --           156           --            (156)
Amortization of deferred
 compensation...............           --         --           --     --            --           --             676
Issuance of common stock
 pursuant to the employee
 stock purchase plan........           --         --       67,700     --           712           --              --
Issuance of 2,645,000 shares
 of common stock at $25.00
 per share less issuance
 costs of $3,986............           --         --    2,645,000      3        62,136           --              --
Net loss....................           --         --           --     --            --           --              --
Unrealized loss on
 securities
 available-for-sale, net....           --         --           --     --            --          (25)             --
 Comprehensive loss.........           --         --           --     --            --           --              --
                              -----------   --------   ----------    ---      --------        -----         -------
Balance at December 31,
 1998.......................           --   $     --   16,704,103    $17      $182,390        $ (32)        $  (565)
Issuance of common stock
 pursuant stock option
 exercises..................           --         --      124,561     --         1,103           --              --
Deferred compensation
 related to grants to
 certain stock options......           --         --           --     --           107           --            (107)
Amortization of deferred
 compensation...............           --         --           --     --            --           --             376
Issuance of common stock
 pursuant to stock purchase
 plan.......................           --         --       67,774     --           924           --              --
Net loss....................           --         --           --     --            --           --              --
Unrealized loss on
 securities
 available-for-sale, net....           --         --           --     --            --         (183)             --
 Comprehensive loss.........           --         --           --     --            --           --              --
Balance at December 31,
 1999.......................           --   $     --   16,896,438    $17      $184,524        $(215)        $  (296)
                              ===========   ========   ==========    ===      ========        =====         =======

                                DEFICIT
                              ACCUMULATED
                              DURING THE        TOTAL
                              DEVELOPMENT   STOCKHOLDERS'
                                 STAGE         EQUITY
                              -----------   -------------
Issuance of 3,162,500 shares
 of common stock at $15.50
 per share less issuance
 costs of $3,190............   $     --       $ 45,832
Net loss....................    (26,328)       (26,328)
Unrealized loss on
 securities
 available-for-sale, net....         --             (4)
                                              --------
 Comprehensive loss.........         --        (26,332)
                               --------       --------
Balance at December 31,
 1997.......................   $(44,659)      $ 65,861
Issuance of 239,607 shares
 of common stock pursuant to
 contract with corporate
 partner....................         --          7,250
Issuance of common stock
 pursuant to stock options
 exercises..................         --            538
Issuance of common stock
 pursuant to warrant
 exercise...................         --             --
Deferred compensation
 related to grant of certain
 stock options..............         --             --
Amortization of deferred
 compensation...............         --            676
Issuance of common stock
 pursuant to the employee
 stock purchase plan........         --            712
Issuance of 2,645,000 shares
 of common stock at $25.00
 per share less issuance
 costs of $3,986............         --         62,139
Net loss....................     (1,958)        (1,958)
Unrealized loss on
 securities
 available-for-sale, net....         --            (25)
                                              --------
 Comprehensive loss.........         --         (1,983)
                               --------       --------
Balance at December 31,
 1998.......................   $(46,617)      $135,193
Issuance of common stock
 pursuant stock option
 exercises..................         --          1,103
Deferred compensation
 related to grants to
 certain stock options......         --             --
Amortization of deferred
 compensation...............         --            376
Issuance of common stock
 pursuant to stock purchase
 plan.......................         --            924
Net loss....................    (50,606)       (50,606)
Unrealized loss on
 securities
 available-for-sale, net....         --           (183)
                                              --------
 Comprehensive loss.........         --        (50,789)
                                              --------
Balance at December 31,
 1999.......................   $(97,223)      $ 86,807
                               ========       ========

                            See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                   FOR THE PERIOD
                                                                                        FROM
                                                                                     INCEPTION
                                                                                   (FEBRUARY 16,
                                                   YEAR ENDED DECEMBER 31,            1995) TO
                                              ---------------------------------     DECEMBER 31,
                                                1997        1998        1999            1999
                                              --------    --------    ---------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................  $(26,328)   $ (1,958)   $ (50,606)     $ (97,223)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization.............       250         712        2,500          3,523
  Amortization of deferred compensation.....     1,085         676          376          2,467
  Loss on sale of equipment.................        --          --           40             40
Changes in operating assets and liabilities:
  Prepaid expenses and other current
     assets.................................       230      (2,794)      (2,216)        (5,279)
  Employee loans receivable.................       (17)       (171)        (367)        (1,274)
  Other assets..............................      (222)       (275)          35           (198)
  Accounts payable..........................       237       2,230        2,436          6,504
  Accrued liabilities.......................     3,629      (1,604)      (1,145)         5,208
                                              --------    --------    ---------      ---------
          Net cash used in operating
            activities......................   (21,136)     (3,184)     (48,947)       (86,232)
                                              --------    --------    ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.........   (61,525)    (82,336)    (116,619)      (271,359)
Maturities of short-term investments........    14,144      82,261       96,775        194,166
Sale of short-term investments..............        --       5,073        9,374         16,717
Purchases of property and equipment.........    (1,589)     (7,899)     (14,125)       (24,594)
Proceeds from sale of equipment.............        --          --            5              5
                                              --------    --------    ---------      ---------
          Net cash used in investing
            activities......................   (48,970)     (2,901)     (24,590)       (85,065)
                                              --------    --------    ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of equipment financing obligations
  and debt facility.........................      (531)       (817)      (1,130)        (2,433)
Borrowings under equipment financing
  obligations and debt facility.............     1,700       5,620        5,000         14,120
Proceeds from issuances of convertible
  preferred stock, net......................        --          --           --         28,355
Proceeds from issuance of common stock,
  net.......................................    80,562      70,639        2,027        153,423
                                              --------    --------    ---------      ---------
          Net cash provided by financing
            activities......................    81,731      75,442        5,897        193,465
                                              --------    --------    ---------      ---------
          Net increase (decrease) in cash
            and cash equivalents............    11,625      69,357      (67,640)        22,168
Cash and cash equivalents at beginning of
  period....................................     8,826      20,451       89,808             --
                                              --------    --------    ---------      ---------
Cash and cash equivalents at end of
  period....................................  $ 20,451    $ 89,808    $  22,168      $  22,168
                                              ========    ========    =========      =========
SUPPLEMENTAL SCHEDULE OF CASH FLOW
  INFORMATION:
Interest paid...............................  $    283    $    385    $     821      $   1,489
SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Net exercises of warrant to purchase common
  stock.....................................  $    453    $    512    $      --      $     965
Acquisition of equipment pursuant to
  supplemental lease obligation.............  $     --    $     --    $      --      $      78
Deferred compensation related to grant of
  certain stock options.....................  $    206    $    156    $     107      $   2,762

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

  Net Loss Per Share

     Basic and diluted net loss per common shares are presented in conformity with Statement of Financial Accounting Standard No. 128, "Earnings Per Share," ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if dilutive, for all periods presented. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period net of certain common shares outstanding which are subject to continued vesting and the Company's right to repurchase. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net loss per share has not been presented separately as, given the Company's net loss position, the result would be antidilutive.

     The following have been excluded from the calculation of loss per share because the effect of inclusion would be antidilutive: approximately 58,300 common shares which are outstanding but are subject to the Company's right of repurchase which expires July 1, 2000 and options to purchase approximately 3,608,700 shares of common stock at a weighted average price of $17.87 per share. The repurchasable shares and options

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

     A reconciliation of shares used in the calculation of basic and diluted net loss per share follows:

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        1997           1998            1999
                                                    ------------    -----------    ------------
Net loss..........................................  $(26,328,000)   $(1,958,000)   $(50,606,000)
                                                    ============    ===========    ============
Basic and diluted weighted-average shares of
  common stock outstanding used in computing basic
  and diluted net loss per share..................    10,197,225     14,561,950      16,694,699
                                                    ============    ===========    ============
Basic and diluted net loss per share..............  $      (2.58)   $     (0.13)   $      (3.03)
                                                    ============    ===========    ============

  Current Vulnerability to Certain Concentrations

     The Company has contracted with two third-party manufacturers, Boehringer Ingelheim Pharma KG ("BI Pharma KG") and LONZA Biologics plc ("Lonza"), to produce a monoclonal antibody (the "Anti-B1 Antibody"). The Company has also contracted with a third-party manufacturer, MDS Nordion, Inc. ("Nordion") for the radiolabeling of the Anti-B1 Antibody in a centralized facility. However, should the Company not be able to obtain sufficient quantities of the Anti-B1 Antibody from BI Pharma KG or Lonza or radiolabeled Anti-B1 Antibody from Nordion, or additional suppliers, certain research and development activities may be delayed.

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

  Revenues

     Corporate partner revenues for which no further performance obligations exist are recognized when the payments are received or when collection is assured. All corporate partner revenues to date have been earned under the Company's collaboration agreement with SmithKline Beecham Corporation ("SB") (see Note 5).

     Revenues from unconsolidated joint business consists of the Company's share of the pretax operating results generated from its joint business arrangement with SB and reimbursement from SB of their share of the Company's Bexxar-related manufacturing development expenses. Under the joint business arrangement, all sales of Bexxar and associated expenses will be recorded in the books and accounts of SB with the Company recording its share of the pretax operating results on a quarterly basis, as defined in the Company's collaborative agreement with SB (see Note 5).

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

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000 and, therefore, the Company will adopt this accounting standard effective January 1, 2001. Management has not yet determined the impact of SFAS No. 133 on its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 requires that license and other upfront fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company is currently reviewing the impact of SAB No. 101 on its previously reported results of operations.

  Reclassifications

     Certain reclassifications have been made to prior year data to conform with the current year presentation.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The following is a summary of available-for-sale securities (in thousands):

                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                    COST         GAINS         LOSSES      FAIR VALUE
                                                  ---------    ----------    ----------    ----------
DECEMBER 31, 1999
Money market funds..............................  $  4,205        $ --         $  --        $  4,205
Commercial paper................................    22,910          --            (4)         22,906
Government bonds................................    25,904          --          (203)         25,701
Corporate bonds.................................     9,767          --            (8)          9,759
Certificates of deposits........................    19,821          --            --          19,821
                                                  --------        ----         -----        --------
          Total.................................    82,607          --          (215)         82,392
Less amounts classified as cash equivalents.....   (22,135)         --            --         (22,135)
                                                  --------        ----         -----        --------
          Total short-term investments..........  $ 60,472        $ --         $(215)       $ 60,257
                                                  ========        ====         =====        ========
DECEMBER 31, 1998
Money market funds..............................  $  1,719        $ --         $  --        $  1,719
Commercial paper................................   100,897          --            (8)        100,889
Corporate bonds.................................    17,624           4           (29)         17,599
Certificates of deposits........................    13,924           1            --          13,925
                                                  --------        ----         -----        --------
          Total.................................   134,164           5           (37)        134,132
Less amounts classified as cash equivalents.....   (84,170)         --             8         (84,162)
                                                  --------        ----         -----        --------
          Total short-term investments..........  $ 49,994        $  5         $ (29)       $ 49,970
                                                  ========        ====         =====        ========

Realized gain or losses on available-for-sale securities for the years ended December 31, 1999, 1998 and 1997 were not significant.

     At December 31, 1999, the contractual maturities of short-term investments were as follows (in thousands):

                                                              AMORTIZED    ESTIMATED
                                                                COST       FAIR VALUE
                                                              ---------    ----------
Due in one year or less.....................................   $32,821      $32,782
Due after one year through two years........................    27,651       27,475
                                                               -------      -------
                                                               $60,472      $60,257
                                                               =======      =======

 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                               1998       1999
                                                              -------    -------
Machinery and equipment.....................................  $ 4,737    $19,687
Furniture and fixtures......................................      480      3,033
Construction in process.....................................    5,252      1,777
                                                              -------    -------
                                                               10,469     24,497
Less accumulated depreciation and amortization..............   (1,020)    (3,468)
                                                              -------    -------
Property and equipment, net.................................  $ 9,449    $21,029
                                                              =======    =======

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 4. SPONSORED RESEARCH AND LICENSE AGREEMENTS

     The Company has entered into numerous agreements with research institutions, universities, and other entities for the performance of research and development activities and for the acquisition of licenses related to those activities. Included in research and development expenses for the years ended December 31, 1999, 1998 and 1997 and for the period from inception (February 16, 1995) to December 31, 1999 is $1.3 million, $0.8 million, $0.8 million and $2.9 million, respectively, to fund activities under these agreements. As of December 31, 1999, noncancelable commitments under these arrangements were approximately $0.7 million. In order to maintain certain of these licenses, the Company must pay specified annual license fees. Certain of the licenses provide for the payment of royalties by the Company on future product sales, if any.

 5. COLLABORATIVE DEVELOPMENT AND COMMERCIALIZATION AGREEMENT

     In December 1998, the Company and SB entered into a collaborative agreement for the development and commercialization of Bexxar, which is in late-stage development for the treatment of non-Hodgkin's lymphoma ("NHL"). Under the terms of the agreement, the Company and SB will jointly market and sell Bexxar in the United States following regulatory approval and the two companies will share profits and losses equally. Outside the United States, excluding Japan, the Company has granted SB exclusive marketing and distributing rights in return for milestone payments and product royalties. The agreement also provides for the sharing of certain costs related to clinical and manufacturing development activities as well as a $15.0 million credit line, all of which is available at December 31, 1999.

     Upon signing of the agreement, the Company received a $34.25 million, non-refundable license fee, all of which was recognized as corporate partner revenues in fiscal 1998, as well as $7.25 million from the sale of the Company's common stock. The Company may receive additional payments upon the achievement of certain clinical development and regulatory milestones. As of December 31, 1999, no milestone payments have been earned or received. Commencing with the year ended December 31, 1999, the Company and SB prepared a joint profit and loss statement to account for the sharing of sales, costs of goods sold and costs relating to selling, marketing, distribution and certain other Bexxar related activities. The Company's share of the pretax operating results is included as a component of revenues from unconsolidated joint business. Development expenses for Bexxar will generally be shared by both companies, with the Company retaining responsibility for funding certain predetermined development costs. All such development expenses and the reimbursement is included as a component of revenues from unconsolidated joint business.

     The following is a summary of revenues from unconsolidated joint business (in thousands):

                                                                              FOR THE PERIOD FROM
                                                 YEAR ENDED DECEMBER 31,           INCEPTION
                                               ---------------------------    (FEBRUARY 16, 1995)
                                                1997      1998      1999      TO DECEMBER 31, 1999
                                               ------    ------    -------    --------------------
Co-promotion operating loss..................  $   --    $   --    $(2,944)         $(2,944)
Reimbursement of development expenses........      --     1,750      8,393           10,143
                                               ------    ------    -------          -------
Revenues from unconsolidated joint
  business...................................  $   --    $1,750    $ 5,449          $ 7,199
                                               ======    ======    =======          =======

     Revenue from unconsolidated joint business earned in excess of payments received are classified as other current assets. Reimbursements owed to SB are classified as accounts payable. Amounts receivable from SB were approximately $2.6 million and $4.5 million at December 31, 1998 and 1999, respectively. Amounts payable to SB were $0 and approximately $1.5 million at December 31, 1998 and 1999, respectively.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 6. ACCRUED LIABILITIES

     Accrued liabilities consists of the following at December 31 (in thousands):

                                                               1998      1999
                                                              ------    ------
Accrued research and development expenses...................  $4,028    $1,375
Accrued clinical trial costs................................     543     1,759
Accrued employee compensation & benefits....................   1,296     1,357
Other.......................................................     486       717
                                                              ------    ------
          Total.............................................  $6,353    $5,208
                                                              ======    ======

 7. LONG TERM DEBT

  Equipment Financing

     In December 1996, the Company entered into a $3,827,000 equipment lease financing and debt facility with a financing company, none of which remain available at December 31, 1999. The Company makes monthly payments plus interest on amounts borrowed over the 48-month term of the facility followed by a balloon payment. Interest rates under the facility range from 11.75% to 11.93%. Amounts outstanding under the equipment facility are secured by the underlying assets. Included in property and equipment at December 31, 1999 and 1998 are assets with a cost of $1,486,000 acquired pursuant to a fixed interest rate equipment loan. Accumulated amortization of assets acquired pursuant to these obligations was approximately $752,950 and $456,000 at December 31, 1999 and 1998, respectively.

  Operating Lines of Credit

     In November 1998, the Company entered into a $10.0 million revolving loan facility with a commercial bank, none of which remain available at December 31, 1999. The loan is secured by the assets of the Company. Interest is paid each month on the outstanding balance at prime rate plus 0.5% (8.75% at December 31, 1998). In accordance with the agreement, principal payments are due in 48 monthly installments beginning November 1999, followed by a balloon payment of approximately $2.1 million due in November 2003. The agreement also requires the maintenance of a $5 million compensating balance with the bank until the entire amount of the facility has been drawn down. In September 1999, the Company borrowed the remaining $5 million and converted the entire $10 million facility from variable interest rate to fixed interest rate of 9.36% over the 48-month term, followed by a balloon payment of $5.3 million due in October 2003.

     At December 31, 1999, the Company's aggregate commitment under its long-term debt agreements are as follows (in thousands):

             YEARS ENDING DECEMBER 31:
             -------------------------
2000...............................................  $ 2,258
2001...............................................    1,767
2002...............................................    1,380
2003...............................................    6,281
                                                     -------
                                                     $11,686
                                                     =======

 8. COMMITMENTS

     The Company leases its facilities under operating leases which expire at various dates beginning in 2001 through 2010. Rent expense under these leases totaled approximately $2,468,000, $1,051,000, $451,000 and

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$4,224,000 for the years ended December 31, 1999, 1998 and 1997, and for the period from inception (February 16, 1995) to December 31, 1999, respectively.

     At December 31, 1999, the aggregate noncancelable future minimum payments under the operating leases are as follows (in thousands):

                                                     OPERATING
             YEARS ENDING DECEMBER 31:                LEASES
             -------------------------               ---------
2000...............................................   $ 2,609
2001...............................................     2,359
2002...............................................     2,127
2003...............................................     2,212
2004...............................................     2,301
Thereafter.........................................    15,228
                                                      -------
          Total....................................   $26,836
                                                      =======

     On November 7, 1997, the Company entered into an agreement to build and lease new facilities. The lease was amended on November 10, 1998 to include a second building. The monthly rent payments range from $78,000 to $241,000 throughout the term of the lease. In connection with this lease agreement, the Company obtained a $2 million letter of credit agreement from a bank which secures the aggregate future payments under the lease.

     At December 31, 1999, the Company had approximately $15.6 million in noncancelable purchase commitments with BI Pharma KG, its third party manufacturer. In the event of cancellation by Coulter prior to fulfillment of its obligation, the agreements contain certain economic penalty provisions which would be applied and determined at the point in time when cancellation occurs.

 9. RELATED PARTY TRANSACTIONS

     The Company issued loans to employees totaling $485,000 prior to December 31, 1996. These loans were either repaid in full or converted to new loan agreements in 1997. The Company entered into loan agreements with certain key employees, totaling $438,000 for the period ended December 31, 1998 and $490,000 for the period ended December 31, 1999. The loans are non-interest bearing with various terms ranging from four to ten years. The forgiven amount and the repaid amount is calculated on a pro-rata basis over years one through ten of continued employment. In the event an employee ceases to be employed by the Company, the loan becomes interest-bearing and due within a reasonable period not to exceed three months. Each loan is secured by a Second Deed of Trust on employee's residence.

10. STOCKHOLDERS' EQUITY

  Preferred Stock

     Upon the completion of the Company's initial public offering of common stock in January 1997, all of the Series A, B and C preferred stock outstanding converted into 6,599,287 shares of common stock. Also upon the completion of the initial public offering, the Company's Certificate of Incorporation was amended to authorize 3,000,000 shares of preferred stock, none of which are issued or outstanding. The Company's board of directors is authorized to determine the designation, powers, preferences and rights of any such series. The Company has reserved 200,000 shares of preferred stock for potential issuance under the Share Purchase Rights Plan.

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

     In December 1996, the Board of Directors adopted the 1996 Equity Incentive Plan (the "1996 Plan") under which a total of 1,400,000 shares of the Company's authorized but unissued common stock has been reserved for issuance thereunder. In February 1998, the Board of Directors approved an amendment to increase the number of shares of common stock authorized from 1,400,000 to 2,800,000 shares. The amendment was approved by the Company's stockholders in May 1998. In February 1999, the Board of Directors authorized an additional 2,000,000 shares of common stock as available for grant of future option. This amendment was approved by the Company's stockholders in May 1999.

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

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Activity under the Plans was as follows:

                                                          OPTIONS OUTSTANDING
                                                      ----------------------------
                                         OPTIONS       NUMBER         EXERCISE          WEIGHTED-
                                        AVAILABLE        OF             PRICE            AVERAGE
                                        FOR GRANT      SHARES         PER SHARE       EXERCISE PRICE
                                        ----------    ---------    ---------------    --------------
Balance at December 31, 1996..........       6,751      822,305    $ 0.30 - $12.00        $ 1.64
Shares authorized.....................   1,400,000           --    $            --        $   --
Options granted.......................  (1,010,100)   1,010,100    $ 8.50 - $19.13        $10.83
Options exercised.....................          --      (77,358)   $ 0.30 - $ 2.25        $ 0.59
Options canceled......................     106,063     (106,063)   $ 0.30 - $10.75        $ 2.04
Options terminated....................    (100,314)          --    $            --        $   --
                                        ----------    ---------    ---------------        ------
Balance at December 31, 1997..........     402,400    1,648,984    $ 0.30 - $19.13        $ 7.29
Shares authorized.....................   1,400,000           --    $            --        $   --
Options granted.......................  (1,117,800)   1,117,800    $19.38 - $32.38        $24.77
Options exercised.....................          --     (164,785)   $ 0.30 - $24.13        $ 3.26
Options canceled......................      95,505      (95,505)   $ 0.30 - $24.50        $ 4.34
Options terminated....................     (63,042)          --    $            --        $   --
                                        ----------    ---------    ---------------        ------
Balance at December 31, 1998..........     717,063    2,506,494    $ 0.30 - $32.38        $15.46
                                        ----------    ---------    ---------------        ------
Shares authorized.....................   2,000,000           --    $            --        $   --
Options granted.......................  (1,454,600)   1,454,600    $14.50 - $31.00        $22.08
Options exercised.....................          --     (124,561)   $16.88 - $34.00        $23.57
Options canceled......................     227,893     (227,893)   $ 0.30 - $29.19        $23.18
Options terminated....................      (3,412)          --    $            --        $   --
                                        ----------    ---------    ---------------        ------
Balance at December 31, 1999..........   1,486,944    3,608,640    $ 0.30 - $32.38        $17.87
                                        ==========    =========    ===============        ======

     Options were exercisable to purchase 222,201 shares (at a weighted-average exercise price of $6.52 per share), 557,676 shares (at a weighted-average exercise price of $13.30 per share) and 1,071,482 shares (at a weighted-average exercise price of $16.16 per share) for the years ended at December 31, 1997, 1998 and 1999, respectively.

     Exercise prices for options outstanding under the Plans as of December 31, 1999 ranged from $0.30 to $32.38 per share. The weighted-average remaining contractual life of those options is 8.5 years.

                     OPTIONS OUTSTANDING          WEIGHTED-         EXERCISABLE OPTIONS
                  --------------------------       AVERAGE       --------------------------
                                WEIGHTED-         REMAINING                    WEIGHTED-
 EXERCISE PRICE                  AVERAGE         CONTRACTUAL                    AVERAGE
     RANGE         NUMBER     EXERCISE PRICE   LIFE (IN YEARS)    NUMBER     EXERCISE PRICE
----------------  ---------   --------------   ---------------   ---------   --------------
$  0.30 - $ 8.625   980,163      $ 5.8478            7.2           604,724      $ 5.4589
$ 8.875 - $21.063   601,719      $16.4770            8.8           144,194      $15.4871
$21.375 - $22.625   675,215      $22.5215            9.4            49,592      $22.5887
$22.750 - $24.125   710,060      $23.7998            8.7           163,057      $23.8092
$24.375 - $29.875   615,983      $25.8594            9.1           106,759      $26.5647
$31.000 - $32.375    25,500      $31.3652            9.3             3,156      $31.9542
                  ---------      --------            ---         ---------      --------
                  3,608,640      $17.8686            8.5         1,071,482      $12.5747

     The Company has reserved 5,095,584 shares of its common stock for options to purchase common shares which may be issued under the Plans.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In March 1996, 400,000 shares of common stock were purchased at $0.45 per share by an officer of the Company. The Company has the right to repurchase these shares under certain conditions. At December 31, 1999, 58,000 common shares were available for repurchase.

     The Company recorded deferred compensation expense of $2.3 million for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's common stock, as determined by the board of directors, for common stock issued and stock options granted prior to the Company's initial public offering in January 1997. Additionally, deferred compensation of approximately $468,000 was recorded based on the deemed fair values of common stock options granted subsequent to the Company's initial public offering. The deferred compensation is being amortized over the corresponding vesting period of each respective share purchase or option, generally four years. Amortization of approximately $1.1 million, $676,000, $376,000, and $2.5 million was recorded in fiscal years 1997, 1998, and 1999, and for the period from inception (February 16, 1995) to December 31, 1999, respectively.

     In calculating pro forma compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of its stock-based awards to its employees. The fair value of each option grant is estimated assuming no expected dividends and the following weighted-average assumptions:

                                                              1997    1998    1999
                                                              ----    ----    ----
Risk-free interest rate -- options..........................  5.81%   5.32%   5.60%
Risk-free interest rate -- ESPP.............................  5.69%   5.50%   5.48%
Volatility..................................................    68%     68%     68%
Expected life in years (from granting date) -- options......   4.1     4.0     4.0
Expected life in years -- ESPP..............................   1.2     1.2     1.4
Dividend yield..............................................     0%      0%      0%

     The pro forma information required by SFAS 123 includes compensation expenses related to the Company's employee stock purchase plan and has also been calculated based on the fair value method using a Black-Scholes option pricing model using the weighted-average assumptions discussed above.

     The weighted average fair market value of options granted for the years ended December 31, 1997, 1998 and 1999 was $10.83, $24.77 and $22.08,
respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1997       1998        1999
                                                      --------    -------    --------
Net loss as reported................................  $(26,328)   $(1,958)   $(50,606)
Basic and diluted net loss per share as reported....  $  (2.58)   $ (0.13)   $  (3.03)
Pro forma net loss..................................  $(27,296)   $(5,482)   $(57,544)
Pro forma basic and diluted net loss per share......  $  (2.68)   $ (0.38)   $  (3.45)

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  1996 Employee Stock Purchase Plan

     In December 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") under which employees can purchase shares of the Company's common stock based on a percentage of their compensation. The purchase price per share must be equal to at least 85% of the market value on the date offered or the date purchased. A total of 350,000 shares of common stock are reserved for issuance thereunder. As of December 31, 1999, 168,626 shares had been issued under the Purchase Plan (100,852 shares as of December, 1998).

     The Company has reserved sufficient shares of its common stock, which may be issued under the Purchase Plan.

  Share Purchase Rights Plan

     In July 1997, the Company adopted a Share Purchase Rights Plan (the "Rights Plan"), commonly known as a "poison pill." The Rights Plan provides for the distribution of certain rights to acquire shares of the Company's Series A Junior Participating Preferred Stock (the "Rights") as a dividend for each share of common stock held of record as of August 20, 1997. Under certain conditions involving an acquisition or proposed acquisition by any person or group holding 20% or more of the common stock, the Rights permit the holders (other than the 20% holder) to purchase the Company's common stock at a 50% discount from the market price at that time, upon payment of an exercise price of $70 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of shares of common stock of an acquirer at a 50% discount from the market price at that time. The Rights have no voting privileges and are attached to and automatically trade with the Company's common stock. The Rights expire on July 30, 2007.

  Warrants

     In January 1997, the Company received approximately $3.1 million from the cash exercise of warrants to purchase 347,530 shares of its common stock and issued an additional 37,785 shares of its common stock upon the net exercise of warrants to purchase 151,173 shares of its common stock.

     In May 1998, the Company issued 16,787 shares of its common stock upon the net exercise of a warrant to purchase 24,666 shares of its common stock. As of December 31, 1999, no warrants were outstanding.

11. INCOME TAXES

     As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $92.7 million and $25.3 million, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $1.9 million and $1.1 million. The federal and California net operating loss and credit carryforwards will expire at various dates beginning in the year 2003 through 2019, if not utilized.

     Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                          COULTER PHARMACEUTICAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Significant components of the Company's deferred tax assets are as follows at December 31 (in thousands):

                                                                1998        1999
                                                              --------    --------
Deferred Tax Assets:
  Net operating loss carryforwards..........................  $ 14,700    $ 33,000
  Capitalized research and development......................     2,200       4,000
  Research credit carryforwards.............................     1,500       3,000
     Other -- net...........................................       200         300
                                                              --------    --------
          Total deferred tax assets.........................    18,600      40,300
Valuation allowance.........................................   (18,600)    (40,300)
                                                              --------    --------
Net deferred tax assets.....................................  $     --    $     --
                                                              ========    ========

     Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $21,700,000 during the year ended December 31, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Identification of Directors and Executive Officers

     The information required by this Item concerning the Company's directors and executive officers is incorporated by reference from the Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Executive Officers."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) LISTING OF EXHIBITS

EXHIBIT NUMBER
 AND FOOTNOTE                      DESCRIPTION OF DOCUMENT
--------------                     -----------------------
 3.1(1)          Amended and Restated Certificate of Incorporation of the
                 Registrant.
 3.2(1)          Bylaws of the Registrant.
 4.1(1)          Reference is made to Exhibits 3.1 and 3.2.
 4.2(1)          Specimen stock certificate.
 4.3(1)          Amended and Restated Investors' Rights Agreement, dated
                 April 18, 1996, between the Registrant and certain
                 investors.
 4.4(1)          Warrant Agreement to purchase Common Stock, dated December
                 6, 1996, between the Registrant and Lease Management
                 Services, Inc.
10.1(1)          Form of Indemnity Agreement to be entered into between the
                 Registrant and its officers and directors.
10.2(2)          1996 Equity Incentive Plan.
10.3(2)          Form of Equity Incentive Stock Option.
10.4(2)          Form of Nonstatutory Stock Option.
10.5(2)          1996 Employee Stock Purchase Plan.
10.6(1)          Assignment Agreement, dated February 24, 1995, between the
                 Registrant, Beckman Coulter and certain investors.
10.7(1)          Manufacturing Agreement, dated August 20, 1996, between
                 Lonza Biologics PLC and the Registrant.
10.8(1)          Equipment Lease Financing Agreement, dated December 6, 1996, between the Registrant and Lease Management Services, Inc.
10.9+(1)         First Amendment to Manufacturing Agreement, dated November
                 21, 1996, by and between Lonza Biologics PLC and the
                 Registrant.
10.10+(1)        Development Agreement, dated November 15, 1995, by and
                 between MDS Nordion Inc. and the Registrant.
10.11+(1)        Patent License Agreement, dated March 15, 1996, by and
                 between the Region Wallone, the Universite Catholique de
                 Louvain and Coulter Pharma Belgium, SA.
10.12+(3)        Second Amendment to Manufacturing Agreement, dated June 30,
                 1997, by and between Lonza Biologics PLC and the Registrant.
10.13+(4)        Third Amendment to Manufacturing Agreement, date September
                 26, 1997, by and between Lonza Biologics PLC and the
                 Registrant.
10.14+(4)        Fourth Amendment to Manufacturing Agreement, dated September
                 17, 1997, by and between Lonza Biologics PLC and the
                 Registrant.
10.15+(5)        Contract Research and Development Agreement, dated October
                 22, 1997, by and between Dr. Karl Thomae GmbH and the
                 Registrant.
10.16+(5)        Fifth Amendment to Manufacturing Agreement, dated October
                 27, 1997, by and between Lonza Biologics PLC and the
                 Registrant.
10.17+(5)        Lease Agreement, dated November 7, 1997, by and between HMS
                 Gateway Office L.P. and the Registrant.
10.18+(6)        Commercial Supply Agreement, dated May 28, 1998, by and
                 between Lonza Biologics PLC and the Registrant.
10.19+(7)        Supply agreement, dated August 31, 1998, by and between MDS
                 Nordion, Inc. and the Registrant.

EXHIBIT NUMBER
 AND FOOTNOTE                      DESCRIPTION OF DOCUMENT
--------------                     -----------------------
10.20+(7)        Facilities agreement, dated August 31, 1998, by and between
                 MDS Nordion, Inc. and the Registrant.
10.21+(8)        Stock Purchase Agreement, dated October 23, 1998, by and
                 between SmithKline Beecham Corporation and the Registrant.
10.22+(8)        Security Agreement, dated October 23, 1998, by and between
                 SmithKline Beecham Corporation and the Registrant.
10.23+(8)        Grant of Security Interest, dated October 23, 1998, by and between SmithKline Beecham Corporation and the Registrant.
10.24+(8)        Loan Agreement, dated October 23, 1998, by and between
                 SmithKline Beecham Corporation and the Registrant.
10.25+(8)        Collaboration Agreement, dated October 23, 1998, by and
                 between SmithKline Beecham Corporation and the Registrant.
10.26+(8)        Supply Agreement, dated November 3, 1998, by and between
                 Boehringer Ingelheim Pharma KG and the Registrant.
10.27+(8)        First Amendment to Lease Agreement, dated November 10, 1998, by and between HMS Gateway Office L.P. and the Registrant.
10.28+(8)        Amendment #1 to the Collaboration Agreement, dated November
                 30, 1998 by and between SmithKline Beecham Corporation and the Registrant.
10.29+(8)        Loan and Security Agreement, dated October 29, 1998, by and between Silicon Valley bank and the Registrant.
21.1(1)          Subsidiaries of the Registrant.
23.1             Consent of Ernst & Young LLP, Independent Auditors.
27.1             Financial Data Schedule.

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

(8) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                          COULTER PHARMACEUTICAL, INC.

                                          BY:     /s/ MICHAEL F. BIGHAM
                                            ------------------------------------
                                                     Michael F. Bigham
Date: March 27, 2000                                 President and CEO

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                 /s/ MICHAEL F. BIGHAM                     President, Chief Executive    March 27, 2000
--------------------------------------------------------      Officer and Director
                  (Michael F. Bigham)                     (Principal Executive Officer)

                 /s/ WILLIAM G. HARRIS                     Sr. Vice President & Chief    March 27, 2000
--------------------------------------------------------        Financial Officer
                  (William G. Harris)                       (Principal Financial and
                                                               Accounting Officer)

                    /s/ BRIAN ATWOOD                                Director             March 27, 2000
--------------------------------------------------------
                     (Brian Atwood)

               /s/ JOSEPH R. COULTER, III                           Director             March 27, 2000
--------------------------------------------------------
                (Joseph R. Coulter, III)

                  /s/ DONALD L. LUCAS                               Director             March 27, 2000
--------------------------------------------------------
                   (Donald L. Lucas)

                   /s/ ROBERT MOMSEN                                Director             March 27, 2000
--------------------------------------------------------
                    (Robert Momsen)

                   /s/ ARNOLD ORONSKY                               Director             March 27, 2000
--------------------------------------------------------
                    (Arnold Oronsky)

                /s/ GEORGE J. SELLA, JR.                            Director             March 27, 2000
--------------------------------------------------------
                 (George J. Sella, Jr.)

                      /s/ SUE VAN                                   Director             March 27, 2000
--------------------------------------------------------
                       (Sue Van)

                                 EXHIBIT INDEX

EXHIBIT NUMBER
 AND FOOTNOTE                       DESCRIPTION OF DOCUMENT
--------------                      -----------------------
 3.1(1)           Amended and Restated Certificate of Incorporation of the
                  Registrant.
 3.2(1)           Bylaws of the Registrant.
 4.1(1)           Reference is made to Exhibits 3.1 and 3.2.
 4.2(1)           Specimen stock certificate.
 4.3(1)           Amended and Restated Investors' Rights Agreement, dated
                  April 18, 1996, between the Registrant and certain
                  investors.
 4.4(1)           Warrant Agreement to purchase Common Stock, dated December
                  6, 1996, between the Registrant and Lease Management
                  Services, Inc.
10.1(1)           Form of Indemnity Agreement to be entered into between the
                  Registrant and its officers and directors.
10.2(2)           1996 Equity Incentive Plan.
10.3(2)           Form of Equity Incentive Stock Option.
10.4(2)           Form of Nonstatutory Stock Option.
10.5(2)           1996 Employee Stock Purchase Plan.
10.6(1)           Assignment Agreement, dated February 24, 1995, between the
                  Registrant, Beckman Coulter and certain investors.
10.7(1)           Manufacturing Agreement, dated August 20, 1996, between
                  Lonza Biologics PLC and the Registrant.
10.8(1)           Equipment Lease Financing Agreement, dated December 6, 1996, between the Registrant and Lease Management Services, Inc.
10.9+(1)          First Amendment to Manufacturing Agreement, dated November
                  21, 1996, by and between Lonza Biologics PLC and the
                  Registrant.
10.10+(1)         Development Agreement, dated November 15, 1995, by and
                  between MDS Nordion Inc. and the Registrant.
10.11+(1)         Patent License Agreement, dated March 15, 1996, by and
                  between the Region Wallone, the Universite Catholique de
                  Louvain and Coulter Pharma Belgium, SA.
10.12+(3)         Second Amendment to Manufacturing Agreement, dated June 30,
                  1997, by and between Lonza Biologics PLC and the Registrant.
10.13+(4)         Third Amendment to Manufacturing Agreement, date September
                  26, 1997, by and between Lonza Biologics PLC and the
                  Registrant.
10.14+(4)         Fourth Amendment to Manufacturing Agreement, dated September
                  17, 1997, by and between Lonza Biologics PLC and the
                  Registrant.
10.15+(5)         Contract Research and Development Agreement, dated October
                  22, 1997, by and between Dr. Karl Thomae GmbH and the
                  Registrant.
10.16+(5)         Fifth Amendment to Manufacturing Agreement, dated October
                  27, 1997, by and between Lonza Biologics PLC and the
                  Registrant.
10.17+(5)         Lease Agreement, dated November 7, 1997, by and between HMS
                  Gateway Office L.P. and the Registrant.
10.18+(6)         Commercial Supply Agreement, dated May 28, 1998, by and
                  between Lonza Biologics PLC and the Registrant.
10.19+(7)         Supply agreement, dated August 31, 1998, by and between MDS
                  Nordion, Inc. and the Registrant.

EXHIBIT NUMBER
 AND FOOTNOTE                       DESCRIPTION OF DOCUMENT
--------------                      -----------------------
10.20+(7)         Facilities agreement, dated August 31, 1998, by and between
                  MDS Nordion, Inc. and the Registrant.
10.21+(8)         Stock Purchase Agreement, dated October 23, 1998, by and
                  between SmithKline Beecham Corporation and the Registrant.
10.22+(8)         Security Agreement, dated October 23, 1998, by and between
                  SmithKline Beecham Corporation and the Registrant.
10.23+(8)         Grant of Security Interest, dated October 23, 1998, by and between SmithKline Beecham Corporation and the Registrant.
10.24+(8)         Loan Agreement, dated October 23, 1998, by and between
                  SmithKline Beecham Corporation and the Registrant.
10.25+(8)         Collaboration Agreement, dated October 23, 1998, by and
                  between SmithKline Beecham Corporation and the Registrant.
10.26+(8)         Supply Agreement, dated November 3, 1998, by and between
                  Boehringer Ingelheim Pharma KG and the Registrant.
10.27+(8)         First Amendment to Lease Agreement, dated November 10, 1998, by and between HMS Gateway Office L.P. and the Registrant.
10.28+(8)         Amendment #1 to the Collaboration Agreement, dated November
                  30, 1998 by and between SmithKline Beecham Corporation and the Registrant.
10.29+(8)         Loan and Security Agreement, dated October 29, 1998, by and between Silicon Valley bank and the Registrant.
21.1(1)           Subsidiaries of the Registrant.
23.1              Consent of Ernst & Young LLP, Independent Auditors.
27.1              Financial Data Schedule.

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

(8) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

 + Portions omitted pursuant to a request of confidentiality filed separately with the Commission.