Form 10-Q
period 2000-03-30
COULTER PHARMACEUTICALS INC
filed 2000-05-16
CIK 942416

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 2000

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

                                 Yes [X] No [ ]

     Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of April 30, 2000: 17,055,511.

================================================================================

                          COULTER PHARMACEUTICAL, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                                       PAGE NO.
                                                                                                                       --------
Item 1.        Consolidated Financial Statements and Notes.........................................................        3

               Consolidated Balance Sheets -- March 31, 2000 and  December 31, 1999................................        3

               Consolidated Statements of Operations -- for the three months ended March 31, 2000
               and 1999 and for the period from inception (February 16, 1995) to March 31, 2000....................        4

               Consolidated Statements of Cash Flows - for the three months ended March 31, 2000 and 1999 and for the period from inception
               (February 16, 1995) to March 31, 2000...............................................................        5

               Notes to Consolidated Financial Statements..........................................................        6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations...............................................................................        8

Item 3.        Quantitative and Qualitative Disclosures about Market Risk..........................................       11

                                                   PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K....................................................................       12

SIGNATURES.......................................................................................................         13

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                                         MARCH  31,         DECEMBER 31,
                                                                                            2000                1999
                                                                                        -------------       -------------
                                                                                         (UNAUDITED)          (NOTE 1)
Current assets:
  Cash and cash equivalents ......................................................      $      46,250       $      22,168
  Short-term investments .........................................................             21,976              60,257
  Prepaid expenses and other current assets ......................................             10,374               5,279
                                                                                        -------------       -------------
          Total current assets ...................................................             78,600              87,704

Property and equipment, net ......................................................             20,590              21,029
Employee loans receivable ........................................................              1,227               1,274
Other assets .....................................................................                273                 198
                                                                                        -------------       -------------
                                                                                        $     100,690       $     110,205
                                                                                        =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable ...............................................................      $       5,984       $       6,504
  Accrued liabilities ............................................................              5,670               5,208
  Current portion of equipment financing obligations and debt facility ...........              2,253               2,258
                                                                                        -------------       -------------
          Total current liabilities ..............................................             13,907              13,970

Non-current portion of equipment financing obligations and debt facility .........              8,825               9,428

Commitments

Stockholders' equity:
  Preferred stock, issuable in series, $.001 par value:
    3,000,000 shares authorized; none outstanding at March 31, 2000
    and December 31, 1999 ........................................................                 --                  --
  Common stock, $.001 par value: 30,000,000 shares authorized;
     17,054,597 shares and 16,896,438 shares issued and outstanding at
     March 31, 2000 and December 31, 1999, respectively ..........................                 17                  17
  Additional paid-in capital .....................................................            186,688             184,524
  Accumulated other comprehensive income (loss)...................................               (219)               (215)
  Deferred compensation ..........................................................               (368)               (296)
  Deficit accumulated during the development stage ...............................           (108,160)            (97,223)
                                                                                        -------------       -------------
          Total stockholders' equity .............................................             77,958              86,807
                                                                                        -------------       -------------
                                                                                        $     100,690       $     110,205
                                                                                        =============       =============

                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                  FOR THE PERIOD
                                                                    THREE MONTHS ENDED            FROM INCEPTION
                                                                         MARCH 31,              (FEBRUARY 16, 1995)
                                                                 2000               1999         TO MARCH 31, 2000
                                                              -------------------------------------------------------
Revenues:
Corporate partner revenues .............................      $         --       $         --       $     34,250
Revenues from unconsolidated joint business ............             4,155               (508)            11,354
                                                              ------------       ------------       ------------
    Total revenues .....................................             4,155               (508)            45,604

Operating expenses:

Research and development ...............................      $     11,753       $      9,064       $    124,670
Selling, general and administrative ....................             4,125              3,264             42,030
                                                              ------------       ------------       ------------
Total operating expenses ...............................            15,878             12,328            166,700

Interest income and other, net .........................               786              1,431             12,936
                                                              ------------       ------------       ------------

Net loss ...............................................      $    (10,937)      $    (11,405)      $   (108,160)
                                                              ============       ============       ============
Basic and diluted net loss per
  share ................................................      $      (0.65)      $      (0.69)
                                                              ============       ============
Shares used in computing basic and
  diluted net loss per share ...........................            16,940             16,590
                                                              ============       ============

                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                        THREE MONTHS              FOR THE PERIOD
                                                                                       ENDED MARCH 31,            FROM INCEPTION
                                                                                -----------       -----------     (FEB. 16, 1995)
                                                                                   2000               1999       TO MAR. 31, 2000
                                                                                -----------       -----------    ----------------
Cash flows from operating activities:
  Net loss ...............................................................      $   (10,937)      $   (11,405)      $  (108,160)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization .......................................              931               380             4,454
     Amortization of deferred compensation ...............................               64               113             2,531
     Loss on sale of equipment ...........................................               --                38                40
  Changes in operating assets and liabilities:
     Prepaid expenses and other current assets ...........................           (5,095)           (1,705)          (10,374)
     Employee loans receivable ...........................................               47                41            (1,227)
     Other assets ........................................................              (75)             (266)             (273)
     Accounts payable ....................................................             (520)              439             5,984
     Accrued liabilities .................................................              462               838             5,670
                                                                                -----------       -----------       -----------
          Net cash used in operating activities ..........................          (15,123)          (11,527)         (101,355)
                                                                                -----------       -----------       -----------

Cash flows from investing activities:
  Purchases of short-term investments ....................................               --           (95,108)         (271,359)
  Maturities of short-term investments ...................................           38,278            32,852           232,444
  Sales of short-term investments ........................................               --             2,999            16,717
  Purchases of property and equipment ....................................             (492)           (3,765)          (25,086)
  Proceeds from sale of equipment ........................................               --                 5                 5
                                                                                -----------       -----------       -----------
          Net cash used in investing activities ..........................           37,786           (63,017)          (47,279)
                                                                                -----------       -----------       -----------

Cash flows from financing activities:
  Payments of equipment financing obligations and debt facility ..........             (609)              (95)           (3,042)
  Borrowings under equipment financing obligations and debt facility .....               --                --            14,120
  Proceeds from issuance of convertible preferred stock, net .............               --                --            28,355
  Proceeds from issuance of common stock, net ............................            2,028               287           155,451
                                                                                -----------       -----------       -----------
          Net cash provided by financing activities ......................            1,419               192           194,884
                                                                                -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents .....................           24,082           (74,352)           46,250
Cash and cash equivalents at beginning of period .........................           22,168            89,808                --
                                                                                -----------       -----------       -----------
Cash and cash equivalents at end of period ...............................      $    46,250       $    15,456       $    46,250
                                                                                ===========       ===========       ===========

Supplemental schedule of cash flow information:
Interest paid ............................................................      $       282       $       178       $     1,771

Schedule of non-cash investing and financing activities:
  Net exercise of warrants to purchase common stock ......................      $        --       $        --       $       965
  Acquisition of equipment pursuant to supplemental lease obligation .....      $        --       $        --       $        78
  Deferred compensation related to grant of certain stock options ........      $       137       $        --       $     2,899

                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The information at March 31, 2000, for the three month periods ended March 31, 2000 and 1999 and for the period from inception (February 16, 1995) to March 31, 2000 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The March 31, 2000 interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1999 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 2000 Annual Meeting of Stockholders.

     The consolidated balance sheet at December 31, 1999 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  INVESTMENTS

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company's debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash equivalents and short-term investments as of March 31, 2000 are as follows (in thousands):


                                                                               GROSS           GROSS
                                                            AMORTIZED        UNREALIZED      UNREALIZED        ESTIMATED
                                                               COST            GAINS           LOSSES         FAIR VALUE
                                                            ----------       ----------      ----------       ----------
Money market funds ...................................      $    7,303       $       --      $       --       $    7,303
Commercial paper .....................................          36,829               --              (5)          36,824
Corporate bonds ......................................           2,092               --              (1)           2,091
Government bonds .....................................          19,679               --            (213)          19,466
Certificate of deposits ..............................           2,510               --              --            2,510
                                                            ----------       ----------      ----------       ----------
          Total ......................................          68,413               --            (219)          68,194
Less amounts classified as cash equivalents ..........         (46,224)              --               6          (46,218)
                                                            ----------       ----------      ----------       ----------
Total short-term investments .........................      $   22,189       $       --      $     (213)      $   21,976
                                                            ==========       ==========      ==========       ==========


     Realized gains or losses on the sale of available-for-sale securities for the three months ended March 31, 2000 and 1999 were insignificant.

     At March 31, 2000 the contractual maturities of short term investments were as follows (in thousands):


                                                         ESTIMATED FAIR
                                     AMORTIZED COST           VALUE
                                     --------------      --------------
Due in one year or less ..........      $ 2,010              $ 2,010
Due after one year ...............       20,179               19,966
                                        -------              -------
                                        $22,189              $21,976
                                        =======              =======

3.  COLLABORATIVE DEVELOPMENT AND COMMERCIALIZATION AGREEMENT

     In December 1998, the Company and SmithKline Beecham Corporation ("SB") entered into a collaborative agreement for the development and commercialization of Bexxar(TM), which is in late-stage development for the treatment of non-Hodgkin's lymphoma ("NHL"). Under the terms of the agreement, the Company and SB will jointly market and sell Bexxar in the United States following regulatory approval and the two companies will share profits and losses equally. Outside the United States, excluding Japan, the Company granted SB exclusive marketing and distributing rights in return for milestone payments and product royalties. The agreement provides for the sharing of certain costs related to clinical and manufacturing development activities as well as a $15.0 million credit line, all of which is available at March 31, 2000.

     Upon signing of the agreement, the Company received a $34.25 million, non-refundable license fee, all of which was recognized as corporate partner revenues in fiscal 1998, as well as $7.25 million from the sale of the Company's common stock. The Company may receive additional payments upon the achievement of certain clinical development and regulatory milestones. As of March 31, 2000, no milestone payments have been earned or received. Commencing with the year ended December 31, 1999, the Company and SB prepared a joint profit and loss statement to account for the sharing of sales, costs of goods sold and costs relating to selling, marketing, distribution and certain other Bexxar related activities. To date, such activities have principally consisted of pre-commercializtion activities in anticipation of the potential launch of Bexxar. The Company's share of the pretax operating results is included as a component of revenues from unconsolidated joint business. Development expenses for Bexxar will generally be shared by both companies, with the Company retaining responsibility for funding certain predetermined development costs. All such development expenses and the reimbursement is included as a component of revenues from unconsolidated joint business.

     The following is a summary of revenues from unconsolidated joint business (in thousands):


                                                                                                      FOR THE PERIOD FROM
                                                                                                           INCEPTION
                                                                      THREE MONTHS ENDED MARCH 31,     (FEBRUARY 16, 1995)
                                                                         2000               1999       TO MARCH 31, 2000
                                                                     ------------       ------------   -------------------
Co-promotion operating loss .......................................     $  (452)           $ (558)         $ (3,796)
Reimbursement of development expenses .............................       4,607                50            15,150
                                                                        -------            ------          --------
Revenues from unconsolidated joint business .......................     $ 4,155            $  508          $ 11,354

     Reimbursement of development expenses for the period ended March 31, 2000 includes approximately $3.0 million related to the finalization of the 1999 manufacturing development activities. Revenue from unconsolidated joint business earned in excess of payments received are classified as other current assets. Reimbursements owed to SB are classified as accounts payable. Amounts receivable from SB were approximately $9.5 million and $3.4 million at March 31, 2000 and 1999, respectively. Amounts payable to SB were $1.8 million and $0 at March 31, 2000 and 1999, respectively.


4.  COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". For the three months ended March 31, 2000 and 1999 total comprehensive loss amounted to $11.2 million and $11.4 million, respectively.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including forward exchange contracts, and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000 and, therefore, the Company will adopt this accounting standard effective January 1, 2001. Management has not yet determined the impact of SFAS No. 133 on its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 requires that license and other upfront fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed

6.  SUBSEQUENT EVENT

     In April 2000, the Company and SB announced an amendment to their collaboration for Bexxar. Under the amended agreement, the Company will reacquire from SB rights outside of the U.S. for the development and commercialization of Bexxar effective June 30, 2000. The Company continues to retain all rights in Japan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 27, 2000.

OVERVIEW

     Coulter Pharmaceutical is engaged in the development of novel drugs and therapies for the treatment of cancer and autoimmune diseases. The Company currently is developing a family of potential therapeutics based upon two drug discovery programs; therapeutic antibodies and targeted oncologies. Within these broad drug discovery programs, the Company is currently concentrating on several distinct platform technologies; therapeutic antibodies consisting of both conjugated and unconjugated antibody technology, and targeted oncologics based on tumor activated pro-drug ("TAP") technology and tumor specific targeting ("TST") technology. The Company also is developing a portfolio of proprietary ultra potent compounds which it believes will be suitable payloads for both its TAP and TST platforms. Ultra potent compounds generally are at least 1,000 times more potent than standard chemotherapeutic agents and are active against resistant tumor cells.

     The Company's most advanced product candidate, Bexxar(TM) (tositumomab, iodine I 131 tositumomab) consists of a monoclonal antibody conjugated with a radioisotope. The Company intends to seek initial approval of Bexxar for the treatment of low-grade and transformed low-grade non-Hodgkin's lymphoma ("NHL") in patients who have relapsed after, or are refractory to, chemotherapy. The Company intends to seek expedited Biologics License Application ("BLA") review and marketing approval for Bexxar, while simultaneously pursuing clinical trials to expand the potential use of Bexxar to other indications. Bexxar is based upon the antibody therapeutics program which originated at Coulter Corporation. In 1995, Coulter Pharmaceutical was incorporated and acquired worldwide rights to Bexxar and related intellectual property, know-how and other assets from Coulter Corporation. In 1997, Beckman Instruments, Inc. acquired Coulter Corporation, and is now known as Beckman Coulter. In December 1998, the Company announced a joint collaboration agreement with SmithKline Beecham Corporation ("SB") granting SB joint marketing rights to Bexxar in the United States and exclusive commercial rights internationally, except Japan. In April 2000, the Company and SB announced that the Company will reacquire rights outside the U.S. for the development and commercialization of Bexxar effective June 30, 2000.

     To date, the Company has devoted substantially all of its resources to research and development programs, as well as selling, general and administrative activities needed to support product development and potential product sales. No revenues have been generated from product sales, and product revenues resulting from the Company's research and development efforts, if any, will not occur until commercial availability of such product. The Company has a limited history of operations and has experienced significant operating losses to date. The Company may continue to incur significant additional operating losses in future periods and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities, if anticipated product sales revenues do not offset these costs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, manufacture and commercialize its products or ever achieve or sustain product revenues or profitability. As of March 31, 2000, the Company's accumulated deficit was approximately $108.2 million.

RESULTS OF OPERATIONS

Revenues

     Revenues from unconsolidated joint business represents the Company's share of the pre-tax Bexxar operating losses generated from its joint business arrangement with SB to co-promote Bexxar and the reimbursement from SB of its share of the Company's Bexxar-related manufacturing development expenses. Revenues from unconsolidated joint business in the three months ended March 31, 2000 was $4.2 million. This is comprised of SB reimbursement of Bexxar manufacturing development expenses of $4.6 million, partially offset by a co-promotion pre-tax operating loss of $452,000. The SB reimbursement in this period includes approximately $3.0 million related to finalization of 1999 manufacturing development activities. In the 1999 period, reimbursement from SB of Bexxar manufacturing development expenses of $50,000 did not offset the co-promotion operating loss of $558,000. The Company did not record any corporate partner revenues in the three-month periods ended March 31, 2000 and 1999. Revenue in future periods will depend on the achievement of contract milestones, the timing and scope of reimbursable development activities and commercial sales of Bexxar.

Operating Costs and Expenses

     Research and development expenses were $11.8 million for the three-month period ended March 31, 2000 compared to $9.1 million for the same period in 1999. Research and development expenses increased for the three month period ended March 31, 2000 primarily due to increased Bexxar related clinical and manufacturing development activities. The Company expects its research and development expenses to grow during the remainder of 2000, reflecting anticipated increased costs related to additions to staffing, preclinical studies, clinical trials and manufacturing.

    Selling, general and administrative expenses were $4.1 million for the quarter ended March 31, 2000, compared to $3.3 million for the same period in 1999. The increase for the period was incurred to support the Company's facilities and staffing expansion, sales and marketing efforts, increased pre-commercialization activities, increased corporate development activities and related legal and patent activities. The Company expects its selling, general and administrative expenses to continue to increase during the remainder of 2000 in continued support of these activities.

Interest Income and Other, Net

     Interest income and other, net was $786,000 for the quarter ended March 31, 2000, compared to $1.4 million for the same period in 1999. This decrease was due to lower average cash, cash equivalents and short-term investment balances. Interest expense is not material for any period presented.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception through March 31, 2000, the Company has financed its operations primarily through private placements and public offerings of equity securities totaling $179.8 million. Cash, cash equivalents and short-term investments totaled $68.2 million at March 31, 2000. The agreement between the Company and SB provides for the sharing of certain costs related to clinical and manufacturing development activities as well as a $15.0 million credit line, all of which is available at March 31, 2000. In 1999, the Company obtained a credit line with GE Capital Leasing for $1.4 million relating to capital equipment leasing. Total available under this leasing credit line at the end of March
31, 2000 is $561,400.

     The negative cash flow from operations results primarily from the Company's net operating losses and is expected to continue and to accelerate in future periods. The Company expects to incur substantial and increasing research and development expenses, including expenses related to additions to personnel, preclinical studies, clinical trials, and manufacturing. In addition, the Company expects to incur increasing selling, general and administrative expenses in support of its commercialization efforts. The Company may need to raise substantial additional capital to fund its operations. The Company may seek such additional funding through public or private equity or debt financing from time to time, as market conditions permit. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize.

     Net cash used in operations was $15.1 million for the three months ended March 31, 2000, compared to $11.5 million for the same period in 1999. This $3.6 million increase is primarily the result of the increased net loss for the 2000 period and an increase in other current assets which relates to receivables from activities under the SB collaboration agreement. Net cash provided by investing activities was $37.8 million for the three months ended March 31, 2000 compared to $63.0 million net cash used in investing activities for the same period in 1999. The cash provided in the 2000 period primarily resulted from the maturing of short-term investments. Net cash provided by financing activities increased to $1.4 million for the three months ended March 31, 2000 from $192,000 for the same period in 1999 primarily resulting from maturing short-term investments and the proceeds from the issuance of $2 million of common stock, offset by payments in equipment financing obligations.

     The Company expects that its existing capital resources, including the net proceeds of its public offerings and interest thereon, will be adequate to satisfy the requirements of its current and planned operations through the third quarter of 2001. The Company's future capital requirements will depend on a number of factors, including: the scope and results of preclinical studies and clinical trials; continued progress of the Company's research and development of potential products; the cost, timing and outcome of regulatory approvals; the expenses of establishing a sales and marketing force; the timing and cost of establishment or procurement of requisite production, radiolabeling and other capacities; the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; the need to acquire licenses to new technology; the status of competitive products; the availability of other financing and the ability to achieve profitability.

BUSINESS RISKS

     Except for the historical information contained herein, the matters discussed in this filing are forward-looking statements that involve risks and uncertainties, including uncertainties related to product development, uncertainties related to the need for regulatory and other government approvals, dependence on proprietary technology, uncertainty of market acceptance of Bexxar or the Company's other product candidates and other risks, including those detailed in the Company's other filings with the Securities and Exchange Commission. In particular, see "Risk Factors," referenced in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 27, 2000.

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

     Interest Rates -- The Company's interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company's cash equivalents and short-term investments. Based on the Company's overall interest rate exposure at March 31, 2000, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.

     Foreign Currency Exchange Rates -- The Company has certain liabilities which are denominated in several European currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which the Company's suppliers are located. To mitigate this risk, the Company may enter into foreign currency forward contracts as is deemed necessary by management. Based on the Company's overall currency rate exposure at March 31, 2000, a near-term change in currency rates, based on historical currency rate movements, would not materially affect the value of foreign currency sensitive liabilities.

     The Company invests cash which is not currently being used for operational purposes in accordance with its investment policy. This policy allows for the purchase of low risk securities issued by the government agencies and very highly rated banks and corporations subject to certain concentration limits. The maturities of these securities are maintained at less than two years. The following table presents the amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and long term debt obligations at March 31, 2000.



                                       2000       2001       2002       2003       2004   THEREAFTER     TOTAL      1999
                                     -------   -------    -------    -------    -------   ----------   -------   -------
                                                                    (dollars in thousands)
Cash Equivalent Investments:
    Fixed Rate ...................   $46,218         --         --         --         --           --   $46,218   $22,135
    Average Interest Rate ........       6.0%        --         --         --         --           --        --        --
Short Term Investments:
    Fixed Rate ...................     2,010     19,966         --         --         --           --    21,976    60,257
    Average Interest Rate ........       5.7%       5.8%        --         --         --           --        --        --
Long-term debt,
  including current portion:
    Variable Rate ................     2,253      1,500      1,390      5,935         --           --    11,078    11,686
    Average Interest Rate ........      10.6%       9.9%       9.5%       9.4%        --           --        --        --

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        EXHIBIT
         NUMBER           DESCRIPTION OF DOCUMENT
         ------           -----------------------
         27.1             Financial data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COULTER PHARMACEUTICAL, INC.


Date: May 15, 2000                   /s/    Michael F. Bigham
                                     -------------------------------------------
                                     Michael F. Bigham
                                     President and Chief Executive Officer


Date: May 15, 2000                   /s/    William G. Harris
                                     -------------------------------------------
                                     William G. Harris
                                     Vice President and Chief Financial Officer

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        EXHIBIT
         NUMBER           DESCRIPTION OF DOCUMENT
         ------           -----------------------
         27.1             Financial data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K during the quarter ended March 31, 2000.