Form 10-Q
period 2000-06-30
COULTER PHARMACEUTICALS INC
filed 2000-08-11
CIK 942416

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

                       FOR THE PERIOD ENDED JUNE 30, 2000

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

                                 Yes [X] No [ ]

     Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of July 31, 2000: 17,112,537.

================================================================================

                          COULTER PHARMACEUTICAL, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                 PAGE NO.
Item 1.   Consolidated Financial Statements and Notes............................ 3

          Consolidated Balance Sheets -- June 30, 2000 and December 31, 1999..... 3

          Consolidated Statements of Operations -- for the three months and six months ended June 30, 2000 and 1999 and for the period from inception
          (February 16, 1995) to June 30, 2000................................... 4

          Consolidated Statements of Cash Flows - for the six months ended June
          30, 2000 and 1999 and for the period from inception (February 16,
          1995) to June 30, 2000................................................. 5

          Notes to Consolidated Financial Statements............................. 6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................. 9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............12



                           PART II. OTHER INFORMATION

Item 4.    Submission of  Matters to a Vote of Security Holders..................13

Item 5.    Other Information.....................................................13

Item 6.    Exhibits and Reports on Form 8-K......................................13


SIGNATURES.......................................................................14

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                      JUNE 30,    DECEMBER 31,
                                                                        2000          1999
                                                                     -----------   -----------
                                                                     (UNAUDITED)    (NOTE 1)
Current assets:
  Cash and cash equivalents ......................................      $ 36,589      $ 22,168
  Short-term investments .........................................        25,196        60,257
  Prepaid expenses and other current assets.......................        13,229         5,279
                                                                        --------      --------
          Total current assets ...................................        75,014        87,704

Property and equipment, net ......................................        20,037        21,029
Employee loans receivable ........................................         1,283         1,274
Other assets .....................................................           245           198
                                                                        --------      --------
                                                                        $ 96,579      $110,205
                                                                        ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable ................................................    $  13,670     $   6,504
  Accrued liabilities .............................................        6,405         5,208
  Current portion of equipment financing obligations and debt
    facility ......................................................        2,154         2,258
                                                                       ---------     ---------
          Total current liabilities ...............................       22,229        13,970

Non-current portion of equipment financing obligations and debt
    facility ......................................................        8,482         9,428

Commitments

Stockholders' equity:
  Preferred stock, issuable in series, $.001 par value:
   3,000,000 shares authorized; none outstanding at June 30, 2000
   and December 31, 1999...........................................           --            --
  Common stock, $.001 par value: 30,000,000 shares authorized;
   17,095,058 shares and 16,896,438 shares issued and
   outstanding at June 30, 2000 and December 31, 1999,
   respectively....................................................           17            17
  Additional paid-in capital ......................................      187,564       184,524
  Accumulated other comprehensive income (loss) ...................         (186)         (215)
  Deferred compensation ...........................................         (652)         (296)
  Deficit accumulated during the development stage ................     (120,875)      (97,223)
                                                                       ---------     ---------
          Total stockholders' equity ..............................       65,868        86,807
                                                                       ---------     ---------
                                                                       $  96,579     $ 110,205
                                                                       =========     =========

                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           THREE MONTHS ENDED        SIX MONTHS ENDED         FOR THE PERIOD
                                                 JUNE 30                  JUNE 30             FROM INCEPTION
                                         ----------------------    --------------------     (FEBRUARY 16, 1995)
                                            2000        1999         2000         1999       TO JUNE 30, 2000
                                         ---------    ---------    ---------    ---------    -----------------
Revenues:
Corporate partner revenues ...........   $   2,000    $    --      $   2,000    $     --               36,250
Revenues from unconsolidated joint
business .............................       1,610        1,356        5,765          848              12,964
                                         ---------    ---------    ---------    ---------           ---------
   Total revenues ....................       3,610        1,356        7,765          848              49,214

Operating expenses:

Research and development .............    $ 13,270     $ 11,928     $ 25,023     $ 20,992           $ 137,940
Selling, general and administrative ..       3,781        4,098        7,906        7,362              45,811
                                         ---------    ---------    ---------    ---------           ---------
Total operating expenses .............      17,051       16,026       32,929       28,354             183,751

Interest income and other, net .......         726        1,274        1,512        2,705              13,662
                                         ---------    ---------    ---------    ---------           ---------
Net loss .............................   $ (12,715)   $ (13,396)   $ (23,652)    $(24,801)          $(120,875)
                                         =========    =========    =========    =========           =========
Basic and diluted net loss per
 share ...............................       (0.75)       (0.80)       (1.39)       (1.49)
                                         =========    =========    =========    =========
Shares used in computing basic and
  diluted net loss per share .........      17,042       16,652       16,991       16,621
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

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS          FOR THE PERIOD
                                                                                  ENDED JUNE 30,       FROM INCEPTION
                                                                             -----------------------   (FEB. 16, 1995)
                                                                                2000         1999      TO JUNE 30, 2000
                                                                             ----------   ----------   ----------------
Cash flows from operating activities:
  Net loss ...............................................................   $ (23,652)   $ (24,801)      $(120,875)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization .......................................       1,897          963           5,420
     Amortization of deferred compensation ...............................         150          219           2,617
     Loss on sale of equipment ...........................................          23           38              63
  Changes in operating assets and liabilities:

     Prepaid expenses and other current assets ...........................      (7,950)      (3,010)        (13,229)
     Employee loans receivable ...........................................          (9)        (142)         (1,283)
     Other assets ........................................................         (47)        (269)           (245)
     Accounts payable ....................................................       7,166          347          13,670
     Accrued liabilities .................................................       1,197       (1,255)          6,405
                                                                             ---------    ---------       ---------
          Net cash used in operating activities ..........................     (21,225)     (27,910)       (107,457)
                                                                             ---------    ---------       ---------

Cash flows from investing activities:

  Purchases of short-term investments ....................................      (2,477)    (101,573)       (273,836)
  Maturities of short-term investments ...................................      37,567       53,250         231,733
  Sales of short-term investments ........................................        --          7,911          16,717
  Purchases of property and equipment ....................................      (1,082)      (6,870)        (25,676)
  Proceeds from sale of equipment ........................................         154            5             159
                                                                             ---------    ---------       ---------
          Net cash provided by (used in) investing activities ............      34,162      (47,277)        (50,903)
                                                                             ---------    ---------       ---------
Cash flows from financing activities:

  Payments of equipment financing obligations and debt facility ..........      (1,050)        (379)         (3,483)
  Borrowings under equipment financing obligations and debt facility......        --           --            14,120
  Proceeds from issuance of convertible preferred stock, net..............        --           --            28,355
  Proceeds from issuance of common stock, net ............................       2,534        1,040         155,957
                                                                             ---------    ---------       ---------
          Net cash provided by financing activities ......................       1,484          661         194,949
                                                                             ---------    ---------       ---------

Net increase (decrease) in cash and cash equivalents .....................      14,421      (74,526)         36,589
Cash and cash equivalents at beginning of period .........................      22,168       89,808            --
                                                                             ---------    ---------       ---------
Cash and cash equivalents at end of period ...............................   $  36,589    $  15,282       $  36,589
                                                                             =========    =========       =========

Supplemental schedule of cash flow information:
Interest paid ............................................................   $     555    $     353       $   2,044

Schedule of non-cash investing and financing activities:

  Net exercise of warrants to purchase common stock ......................   $    --      $    --         $     965
  Acquisition of equipment pursuant to supplemental lease obligation .....   $    --      $    --         $      78
  Deferred compensation related to grant of certain stock options ........   $    506     $    --         $   3,268


                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The information at June 30, 2000, for the three and six month periods ended June 30, 2000 and 1999 and for the period from inception (February 16, 1995) to June 30, 2000 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The June 30, 2000 interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1999 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 2000 Annual Meeting of Stockholders.

     The consolidated balance sheet at December 31, 1999 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.   INVESTMENTS

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company's debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash equivalents and short-term investments as of June 30, 2000 are as follows (in thousands):

                                                           GROSS       GROSS
                                              AMORTIZED  UNREALIZED  UNREALIZED   ESTIMATED
                                                COST       GAINS       LOSSES     FAIR VALUE
                                              ---------  ----------  ----------   ----------
Money market funds.......................     $  3,072    $     --    $     --    $  3,072
Commercial paper.........................       36,474          --          (4)     36,470
Government bonds.........................       19,895          --        (182)     19,713
Certificate of deposits..................        2,512          --          --       2,512
                                              --------    --------    --------    --------
          Total..........................       61,953          --        (186)     61,767
Less amounts classified as cash
  equivalents ...........................      (36,574)         --           3     (36,571)
                                              --------    --------    --------    --------
Total short-term investments.............     $ 25,379    $     --    $   (183)   $ 25,196
                                              ========    ========    ========    ========

     Realized gains or losses on the sale of available-for-sale securities for the quarters ended June 30, 2000 and 1999 were insignificant.

     At June 30, 2000 the contractual maturities of short term investments were as follows (in thousands):

                                                 ESTIMATED FAIR
                                 AMORTIZED COST      VALUE
                                 --------------  --------------
Due in one year or less.....        $ 4,981        $  4,980
Due after one year..........         20,398          20,216
                                    -------        --------
                                    $25,379        $ 25,196
                                    =======        ========

3.   COLLABORATIVE DEVELOPMENT AND COMMERCIALIZATION AGREEMENT

     In December 1998, the Company and SmithKline Beecham Corporation ("SB") entered into a collaborative agreement for the development and commercialization of Bexxar(TM), which is in late-stage development for the treatment of non-Hodgkin's lymphoma ("NHL"). Under the terms of the agreement, the Company and SB will jointly market and sell Bexxar in the United States following regulatory approval and the two companies will share profits and losses equally. Outside the United States, excluding Japan, the Company granted SB exclusive marketing and distributing rights in return for milestone payments and product royalties. The agreement provides for the sharing of certain costs related to clinical and manufacturing development activities as well as a $15.0 million credit line, all of which is available at June 30, 2000. In April 2000, the Company and SB announced an amendment to their collaboration for Bexxar. Under the amended agreement, effective June 30, 2000, the Company reacquired from SB rights outside of the U.S. for the development and commercialization of Bexxar. The Company continues to retain all rights in Japan. In addition, the Company and SB announced an expansion of the collaboration between the two companies to include a co-promotion agreement that will temporarily use the Company's sales force for the U.S. promotion of SB's oncology products, Hycamtin(R) and Kytril(R). SB will compensate the Company for such time and efforts of its sales force.

     Upon signing of the agreement, the Company received a $34.25 million, non-refundable license fee, all of which was recognized as corporate partner revenues in fiscal 1998, as well as $7.25 million from the sale of the Company's common stock. The Company may receive additional payments upon the achievement of certain clinical development and regulatory milestones. As of June 30, 2000, $2 million in milestone payments have been earned by the Company pursuant to the terms of the agreement. Commencing with the year ended December 31, 1999, the Company and SB prepared a joint profit and loss statement to account for the sharing of sales, costs of goods sold and costs relating to selling, marketing, distribution and certain other Bexxar related activities. To date, such activities have principally consisted of pre-commercialization activities in anticipation of the potential launch of Bexxar. The Company's share of the pretax operating results is included as a component of revenues from unconsolidated joint business. Development expenses for Bexxar will generally be shared by both companies, with the Company retaining responsibility for funding certain predetermined development costs. All such development expenses are included in the Company's operating expenses, and the reimbursement is included as a component of revenues from unconsolidated joint business.

    The following is a summary of revenues from unconsolidated joint business (in thousands):

                                                                                                        FOR THE PERIOD FROM
                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,       INCEPTION
                                               ---------------------------   -------------------------  (FEBRUARY 16, 1995)
                                                   2000           1999           2000        1999        TO JUNE 30, 2000
                                               -----------    ----------     ---------    ---------      -----------------
Co-promotion operating loss..................  $     (231)    $     (269)    $   (683)    $   (827)         $   (4,027)
Reimbursement of development expenses........       1,841          1,625        6,448        1,675              16,991
                                               -----------    ----------     ---------    ---------         ----------
Revenue from unconsolidated joint business...  $    1,610     $    1,356     $   5,765    $    848          $   12,964


     Revenue from unconsolidated joint business earned in excess of payments received are classified as other current assets. Reimbursements owed to SB are classified as accounts payable. Amounts receivable from SB were approximately $6.9 million and $4.5 million at June 30, 2000 and December 31, 1999, respectively. Amounts payable to SB were $1.9 million and $1.5 million at June 30, 2000 and December 31, 1999, respectively.

4.   COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". For the six months ended June 30, 2000 and 1999 total comprehensive loss amounted to $23.8 million and $25.0 million, respectively. For the three months ended June 30, 2000 and 1999 total comprehensive loss amounted to $12.7 million and $13.5 million, respectively.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including forward exchange contracts, and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging

Activities --- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000 and, therefore, the Company will adopt this accounting standard effective January 1, 2001. Management has not yet determined the impact of SFAS No. 133 on its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 requires that license and other upfront fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company is currently reviewing the impact of SAB No. 101 on its previously reported results of operations and anticipates that it will adopt SAB No. 101 during the fourth quarter of fiscal 2000.

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

     To date, the Company has devoted substantially all of its resources to research and development programs, as well as selling, general and administrative activities needed to support product development and potential product sales. No revenues have been generated from product sales, and product revenues resulting from the Company's research and development efforts, if any, will not occur until commercial availability of such product. The Company has a limited history of operations and has experienced significant operating losses to date. The Company may continue to incur significant additional operating losses in future periods and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities, if anticipated product sales revenues do not offset these costs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, manufacture and commercialize its products or ever achieve or sustain product revenues or profitability. As of June 30, 2000, the Company's accumulated deficit was approximately $120.9 million.

RESULTS OF OPERATIONS

Revenues

Corporate partner revenues were $2.0 million for the three- and six- month periods ended June 30, 2000 compared to none for the same periods in 1999. The increase in both periods was due to the recognition of a $2.0 million clinical milestone from SB related to expanded development of Bexxar. Revenues from unconsolidated joint business represents the Company's share of the pre-tax Bexxar operating losses generated from its joint business arrangement with SB to co-promote Bexxar and the reimbursement from SB of its share of the Company's Bexxar-related manufacturing development expenses. Revenues from unconsolidated joint business in the three months ended June 30, 2000 was $1.6 million compared to $1.4 million for the same period in 1999. For the six months ended June 30, 2000, revenues from unconsolidated joint business were $5.8 million compared to $800,000 for the same period in 1999. Such revenues were partially offset by co-promote pre-tax operating losses. The SB reimbursement in the six months ended June 30, 2000 includes a final payment of approximately $3.0 million related to 1999 manufacturing development activities. Revenue in future periods will depend on the achievement of contract milestones, the timing and scope of reimbursable development activities and commercial sales of Bexxar.

Operating Costs and Expenses

     Research and development expenses were $13.3 million for the three-month period ended June 30, 2000 compared to $11.9 million for the same period in 1999. For the six months ended June 30, 2000, research and development expenses were $25.0 million compared to $21.0 million for the same period in 1999. The increase in research and development expenses for both periods in 2000 was primarily due to ongoing Bexxar-related clinical development activities as well as manufacturing activities in anticipation of potential product launch. The Company expects its research and development expenses to grow during the remainder of 2000, reflecting anticipated increased costs related to additions to staffing, preclinical studies, clinical trials and manufacturing.

     Selling, general and administrative expenses were $3.8 million for the quarter ended June 30, 2000, compared to $4.1 million for the same period in 1999. For the six months ended June 30, 2000, selling, general and administrative expenses were $7.9 million compared to $7.4 million for the same period in 1999. The decrease for the three-month period primarily represents reimbursement from SB of the Company's sales effort to co-promote SB's oncology products. The increase for the six-month period is primarily due to expenses incurred to support the Company's facilities and staffing expansion, sales and marketing efforts, increased pre-commercialization activities, increased corporate development activities and related legal and patent activities. The Company expects its selling, general and administrative expenses to continue to increase during the remainder of 2000 in continued support of these activities.

Interest Income and Other, Net

     Interest income and other, net was $726,000 for the quarter ended June 30, 2000, compared to $1.3 million for the same period in 1999. For the six months ended June 30, 2000, interest income and other, net was $1.5 million compared to $2.7 million for the same period in 1999. This decrease was due to lower average cash, cash equivalents and short-term investment balances. Interest expense is not material for any period presented.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception through June 30, 2000, the Company has financed its operations primarily through private placements and public offerings of equity securities totaling $179.8 million. Cash, cash equivalents and short-term investments totaled $61.8 million at June 30, 2000. The agreement between the Company and SB provides for the sharing of certain costs related to clinical and manufacturing development activities as well as a $15.0 million credit line, all of which is available at June 30, 2000. In 1999, the Company obtained a credit line with GE Capital Leasing for $1.4 million relating to capital equipment leasing. Total available under this leasing credit line at the end of June 30, 2000 is $561,400.

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

     Net cash used in operations was $21.2 million for the six months ended June 30, 2000, compared to $27.9 million for the same period in 1999. This $6.7 million decrease was primarily the result of increases in accounts payable and accrued liabilities, partially offset by an increase in prepaid and other current assets. Included in prepaid expenses and other current assets is approximately $5.6 million of monoclonal antibody purchased from one of the Company's third-party manufacturers in the second quarter. The antibody will be used in the Company's continued clinical research and development of Bexxar(TM) as well as potential future commercial use, pending Bexxar(TM) approval. Net cash provided by investing activities was $34.2 million for the six months ended June 30, 2000 compared to $47.3 million net cash used in investing activities for the same period in 1999. The cash provided in the 2000 period primarily resulted from maturities of short-term investments. Net cash provided by financing activities increased to $1.5 million for the six months ended June 30, 2000 compared to $661,000 for the same period in 1999. The increase is primarily due to the proceeds from the issuance of $2.5 million of common stock, partially offset by payments in equipment financing obligations.

     The Company expects that its existing capital resources, including the net proceeds of its public offerings and interest thereon, will be adequate to satisfy the requirements of its current and planned operations through 2001. The Company's future capital requirements will depend on a number of factors, including: the scope and results of preclinical studies and clinical trials; continued progress of the Company's research and development of potential products; the cost, timing and outcome of regulatory approvals; the expenses of establishing a sales and marketing force; the timing and cost of establishment or procurement of requisite production, radiolabeling and other capacities; the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; the need to acquire licenses to new technology; the status of competitive products; the availability of other financing and the ability to achieve profitability.

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

     Interest Rates -- The Company's interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company's cash equivalents and short-term investments. Based on the Company's overall interest rate exposure at June 30, 2000, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.

     Foreign Currency Exchange Rates -- The Company has certain liabilities which are denominated in several European currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which the Company's suppliers are located. To mitigate this risk, the Company may enter into foreign currency forward contracts as is deemed necessary by management. Based on the Company's overall currency rate exposure at June 30, 2000, a near-term change in currency rates, based on historical currency rate movements, would not materially affect the value of foreign currency sensitive liabilities.

     The Company invests cash which is not currently being used for operational purposes in accordance with its investment policy. This policy allows for the purchase of low risk securities issued by the government agencies and very highly rated banks and corporations subject to certain concentration limits. The maturities of these securities are maintained at less than two years. The following table presents the amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and long term debt obligations at June 30, 2000.

                                               2000      2001      2002      2003      2004    THEREAFTER    TOTAL     1999
                                             --------  --------  --------  --------  --------  ----------   --------  --------
                                                                         (dollars in thousands)
Cash Equivalent Investments:
    Fixed Rate ...........................   $36,571       --        --       --       --          --       $36,571   $22,135
    Average Interest Rate ................       6.6%      --        --       --       --          --            --        --
Short Term Investments:
    Fixed Rate ...........................     4,980   20,216        --       --       --          --        25,196    60,257
    Average Interest Rate ................       6.3%     5.8%       --       --       --          --            --        --
Long-term debt, including current portion:
    Variable Rate ........................     1,284    1,691     1,380    6,281       --          --        10,636    11,686
    Average Interest Rate ................      10.7%     8.9%      9.5%     9.4%      --          --            --        --

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company held on June 13, 2000, the stockholders elected eight directors, approved the Company's 1996 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 850,000 shares (the "Plan Amendment") and ratified the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2000 (the "Selection of Auditors").

     Of the 17,041,757 shares of Common Stock of the Company outstanding as of April 17, 2000, the record date for the Annual Meeting (the "Outstanding Shares"), the votes regarding the election of directors were as follows:

                                     VOTES FOR           VOTES WITHHELD
                                     ----------          --------------
Brian G. Atwood                      11,708,952              78,677
Michael F. Bigham                    11,746,174              41,455
Joseph R. Coulter III                11,758,849              28,780
Donald L. Lucas                      11,753,049              34,580
Robert Momsen                        11,754,249              33,380
Arnold L. Oronsky                    11,704,977              82,652
Samuel R. Saks, M.D.                 11,756,849              30,780
George J. Sella, Jr.                 11,759,299              28,330


     Of the Outstanding Shares, 10,254,678 shares were voted for the approval of the Plan Amendment; 1,513,509 shares were voted against with respect to the approval of the Plan Amendment; 17,566 shares abstained and 5,256,004 shares were broker non-votes.

     Of the Outstanding Shares, 11,763,313 shares were voted for the ratification of the Selection of Auditors; 8,856 shares were voted against with respect to the ratification of the Selection of Auditors; 15,460 shares abstained and 5,254,128 shares were broker non-votes.

ITEM 5. OTHER INFORMATION

     Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2000 annual meeting of stockholders must provide specified information to the Company's not less than one hundred twenty (120) calendar days in advance of the anniversary date of the Company's 1999 proxy statement (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      EXHIBIT
      NUMBER     DESCRIPTION OF DOCUMENT
      -------    -----------------------
       27.1      Financial data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COULTER PHARMACEUTICAL, INC.


Date: August 11, 2000             /s/  MICHAEL F. BIGHAM
                                  ----------------------------------------------
                                  Michael F. Bigham
                                  President and Chief Executive Officer


Date: August 11, 2000             /s/ WILLIAM G. HARRIS
                                  ----------------------------------------------
                                  William G. Harris
                                  Sr. Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER     DESCRIPTION OF DOCUMENT
      -------    -----------------------
       27.1      Financial Data Schedule