Form 10-Q
period 2000-09-30
COULTER PHARMACEUTICALS INC
filed 2000-11-02
CIK 942416

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

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

                                Yes [X]   No [ ]

     Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of October 19, 2000: 18,875,569.

================================================================================

                          COULTER PHARMACEUTICAL, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                              PAGE NO.
                                                                              --------
Item 1. Consolidated Financial Statements and Notes...........................   3

        Consolidated Balance Sheets -- September 30, 2000 and
        December 31, 1999.....................................................   3

        Consolidated Statements of Operations -- for the three months and nine months ended September 30, 2000 and 1999 and for the period
        from inception (February 16, 1995) to September 30, 2000..............   4

        Consolidated Statements of Cash Flows - for the nine months ended
        September 30, 2000 and 1999 and for the period from inception
        (February 16, 1995) to September 30, 2000.............................   5

        Notes to Consolidated Financial Statements............................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................   9

Item 3. Quantitative and Qualitative Disclosures about Market Risk............  12



                         PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................  13


SIGNATURES....................................................................  14

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
                                                      (UNAUDITED)       (NOTE 1)
Current assets:
  Cash and cash equivalents ........................    $ 44,726        $ 22,168
  Short-term investments ...........................      37,953          60,257
  Prepaid expenses and other current assets ........      12,136           5,279
                                                        --------        --------
          Total current assets .....................      94,815          87,704

Property and equipment, net ........................      19,505          21,029
Employee loans receivable ..........................       1,145           1,274
Other assets .......................................         245             198
                                                        --------        --------
                                                        $115,710        $110,205
                                                        ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................    $ 13,583        $  6,504
  Accrued liabilities ..............................       6,788           5,208
  Current portion of equipment financing
     obligations and debt facility .................       1,969           2,258
                                                        --------        --------
          Total current liabilities ................      22,340          13,970

Non-current portion of equipment financing
obligations and debt facility ......................       8,086           9,428

Commitments

Stockholders' equity:
  Preferred stock, issuable in series, $.001 par
   value: 3,000,000 shares authorized; none
   outstanding at September 30, 2000 and
   December 31, 1999 ...............................          --              --
  Common stock, $.001 par value: 30,000,000 shares
   authorized; 18,856,456 shares and
   16,896,438 shares issued and outstanding at
   September 30, 2000 and December 31, 1999,
   respectively .....................................         19              17
  Additional paid-in capital ........................    224,047         184,524
  Accumulated other comprehensive income (loss) .....        (97)           (215)
  Deferred compensation .............................     (1,463)           (296)
  Deficit accumulated during the development stage ..   (137,222)        (97,223)
                                                        --------        --------
          Total stockholders' equity ................     85,284          86,807
                                                        --------        --------
                                                        $115,710        $110,205
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

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            FOR THE PERIOD
                                          THREE MONTHS ENDED        NINE MONTHS ENDED       FROM INCEPTION
                                             SEPTEMBER 30,            SEPTEMBER 30,       (FEBRUARY 16, 1995)
                                        ----------------------    ----------------------    TO SEPTEMBER 30,
                                           2000         1999         2000         1999            2000
                                        ---------    ---------    ---------    ---------  -------------------
Revenues:

Corporate partner revenues ..........   $      --    $      --    $   2,000    $      --      $   36,250
Revenues from unconsolidated joint
  business...........................       1,152        4,127        6,917        4,975          14,116
                                        ---------    ---------    ---------    ---------      ----------
   Total revenues....................       1,152        4,127        8,917        4,975          50,366

Operating expenses:

Research and development..............  $  13,708    $  12,423    $  38,731    $  33,414      $  151,648
Selling, general and administrative...      4,612        4,097       12,519       11,459          50,423
                                        ---------    ---------    ---------    ---------      ----------
Total operating expenses..............     18,320       16,520       51,250       44,873         202,071

Interest income and other, net........        821        1,056        2,334        3,760          14,483
                                        ---------    ---------    ---------    ---------      ----------
Net loss..............................  $ (16,347)   $ (11,337)   $ (39,999)   $ (36,138)     $ (137,222)
                                        =========    =========    =========    =========      ==========

Basic and diluted net loss per share..  $   (0.92)   $   (0.68)   $   (2.32)   $   (2.17)
                                        =========    =========    =========    =========

Shares used in computing basic and
  diluted net loss per share..........      17,726      16,749       17,236       16,663
                                        ==========   =========    =========    =========

                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED         FOR THE PERIOD
                                                                         SEPTEMBER 30,           FROM INCEPTION
                                                                   -------------------------  (FEBRUARY 16, 1995)
                                                                      2000           1999     TO SEPTEMBER 30, 2000
                                                                   ---------       ---------  ---------------------
Cash flows from operating activities:
  Net loss ....................................................    $ (39,999)      $ (36,138)      $(137,222)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization ............................        2,852           1,610           6,375
     Amortization of deferred compensation ....................          292             314           2,759
     Loss on sale of equipment ................................           23              38              63
  Changes in operating assets and liabilities:
     Prepaid expenses and other current assets ................       (6,857)         (4,787)        (12,136)
     Employee loans receivable ................................          129            (249)         (1,145)
     Other assets .............................................          (47)             23            (245)
     Accounts payable .........................................        7,079          (1,027)         13,583
     Accrued liabilities ......................................        1,580            (748)          6,788
                                                                   ---------       ---------       ---------
          Net cash used in operating activities ...............      (34,948)        (40,964)       (121,180)
                                                                   ---------       ---------       ---------

Cash flows from investing activities:
  Purchases of short-term investments .........................      (15,146)       (109,958)       (286,505)
  Maturities of short-term investments ........................       37,568          84,551         231,734
  Sales of short-term investments .............................         --             9,374          16,717
  Purchases of property and equipment .........................       (1,504)        (11,288)        (26,098)
  Proceeds from sale of equipment .............................          153               5             159
                                                                   ---------       ---------       ---------
          Net cash provided by (used in) investing activities..       21,071         (27,316)        (63,993)
                                                                   ---------       ---------       ---------

Cash flows from financing activities:
  Payments of equipment financing obligations and debt
  facility ....................................................       (1,631)           (739)         (4,065)
  Borrowings under equipment financing obligations and debt
  facility ....................................................           --           5,000          14,120
  Proceeds from issuance of convertible preferred stock, net...           --              --          28,355
  Proceeds from issuance of common stock, net .................       38,066           1,361         191,489
                                                                   ---------       ---------       ---------
          Net cash provided by financing activities ...........       36,435           5,622         229,899
                                                                   ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents ..........       22,558         (62,658)         44,726
Cash and cash equivalents at beginning of period ..............       22,168          89,808              --
                                                                   ---------       ---------       ---------
Cash and cash equivalents at end of period ....................    $  44,726       $  27,150       $  44,726
                                                                   =========       =========       =========

Supplemental schedule of cash flow information:
Interest paid .................................................    $     815       $     538       $   2,304

Schedule of non-cash investing and financing activities:
  Net exercise of warrants to purchase common stock ...........    $      --       $      --       $     965
  Acquisition of equipment pursuant to supplemental
  lease obligation.............................................    $      --       $      --       $      78
  Deferred compensation related to grant of certain
  stock options................................................    $   1,459       $       7       $   4,221

                             See accompanying notes.

                          COULTER PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The information at September 30, 2000, for the three and nine month periods ended September 30, 2000 and 1999 and for the period from inception (February 16, 1995) to September 30, 2000 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The September 30, 2000 interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1999 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 2000 Annual Meeting of Stockholders.

     The consolidated balance sheet at December 31, 1999 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.   INVESTMENTS

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company's debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash equivalents and short-term investments as of September 30, 2000 are as follows (in thousands):

                                                       GROSS      GROSS
                                         AMORTIZED  UNREALIZED  UNREALIZED  ESTIMATED
                                           COST        GAINS      LOSSES    FAIR VALUE
                                         ---------  ----------  ----------  ----------
Money market funds....................   $     180      $--       $   --     $    180
Commercial paper......................      46,500       --           (5)      46,495
Government bonds......................      28,377        1          (92)      28,286
Certificate of deposits...............       7,710       --           (1)       7,709
                                         ---------      ---       -------    --------
          Total.......................      82,767        1          (98)      82,670
Less amounts classified as
cash equivalents......................     (44,722)      --            5      (44,717)
                                         ---------      ---       ------     --------
Total short-term investments..........   $  38,045      $ 1       $  (93)    $ 37,953
                                         =========      ===       ======     ========

     Realized gains or losses on the sale of available-for-sale securities for the three- and nine-month periods ended September 30, 2000 and 1999 were insignificant.

     At September 30, 2000 the contractual maturities of short term investments were as follows (in thousands):

                                   AMORTIZED      ESTIMATED
                                      COST        FAIR VALUE
                                   ---------      ----------
Due in one year or less.....        $17,864        $ 17,863
Due after one year..........         20,181          20,090
                                    -------        --------
                                    $38,045        $ 37,953
                                    =======        ========

3. COLLABORATIVE DEVELOPMENT AND COMMERCIALIZATION AGREEMENT

     In December 1998, the Company and SmithKline Beecham Corporation ("SB") entered into a collaborative agreement for the development and commercialization of Bexxar(TM), which is in late-stage development for the treatment of non-Hodgkin's lymphoma ("NHL"). Under the terms of the agreement, the Company and SB will jointly market and sell Bexxar in the United States following regulatory approval and the two companies will share profits and losses equally. Outside the United States, excluding Japan, the Company granted SB exclusive marketing and distributing rights in return for milestone payments and product royalties. The agreement provides for the sharing of certain costs related to clinical and manufacturing development activities as well as a $15.0 million credit line, all of which was available to the Company at September 30, 2000 (see Note 7). In April 2000, the Company and SB announced an amendment to their collaboration for Bexxar. Under the amended agreement, effective June 30, 2000, the Company reacquired from SB rights outside of the U.S. for the development and commercialization of Bexxar. The Company continues to retain all rights in Japan. In addition, the Company and SB announced an expansion of the collaboration between the two companies to include a co-promotion agreement that will temporarily use the Company's sales force for the U.S. promotion of SB's oncology products, Hycamtin(R) and Kytril(R). SB will compensate the Company for such time and efforts of its sales force.

     Upon signing of the agreement, the Company received a $34.25 million, non-refundable license fee, all of which was recognized as corporate partner revenues in fiscal 1998, as well as $7.25 million from the sale of the Company's common stock. The Company may receive additional payments upon the achievement of certain clinical development and regulatory milestones. As of September 30, 2000, $2.0 million in milestone payments have been earned by the Company pursuant to the terms of the agreement. Commencing with the year ended December 31, 1999, the Company and SB prepared a joint profit and loss statement to account for the sharing of sales, costs of goods sold and costs relating to selling, marketing, distribution and certain other Bexxar related activities. To date, such activities have principally consisted of pre-commercialization activities in anticipation of the potential launch of Bexxar. The Company's share of the pretax operating results is included as a component of revenues from unconsolidated joint business. Development expenses for Bexxar will generally be shared by both companies, with the Company retaining responsibility for funding certain predetermined development costs. All such development expenses are included in the Company's operating expenses, and the reimbursement is included as a component of revenues from unconsolidated joint business.

     The following is a summary of revenues from unconsolidated joint business (in thousands):

                                                                            NINE MONTHS         FOR THE PERIOD
                                                THREE MONTHS ENDED             ENDED            FROM INCEPTION
                                                   SEPTEMBER 30,            SEPTEMBER 30,     (FEBRUARY 16, 1995)
                                               --------------------     ---------------------   TO SEPTEMBER 30,
                                                 2000        1999         2000         1999          2000
                                               -------     --------     --------     -------- -------------------
Co-promotion operating loss..................  $   (81)    $   (994)    $   (765)    $ (1,822)      $ (4,109)
Reimbursement of development expenses........    1,233        5,121        7,682        6,797         18,225
                                               -------     --------     --------     --------       --------
Revenue from unconsolidated joint business...  $ 1,152     $  4,127     $  6,917     $  4,975       $ 14,116


     Revenue from unconsolidated joint business earned in excess of payments received are classified as other current assets. Reimbursements owed to SB are classified as accounts payable. Amounts receivable from SB were approximately $5.8 million and $4.5 million at September 30, 2000 and December 31, 1999, respectively. Amounts payable to SB were $2.0 million and $1.5 million at September 30, 2000 and December 31, 1999, respectively.

4.   COMPREHENSIVE INCOME

     For the three months ended September 30, 2000 and 1999 total comprehensive loss amounted to $16.3 million and $11.3 million, respectively. For the nine months ended September 30, 2000 and 1999 total comprehensive loss amounted to $39.9 million and $36.3 million, respectively.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including forward exchange contracts, and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities --- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 is now effective for fiscal years beginning after

June 15, 2000 and, therefore, the Company will adopt this accounting standard effective January 1, 2001. Management believes the impact of SFAS No. 133 will be immaterial, as Coulter has no hedging activities or derivatives.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Among other things, SAB 101 requires that license and other upfront fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company is currently reviewing the impact of SAB No. 101 on its previously reported results of operations and it will adopt SAB 101 during the fourth quarter of fiscal 2000.

6.   STOCKHOLDERS' EQUITY

     In August 2000, the Company completed a private placement of 1,655,000 shares of newly issued common stock at $21.625 per share, resulting in net proceeds to the Company of $33.6 million.

7.   SUBSEQUENT EVENTS

     In October 2000, the Company borrowed $15 million from SB pursuant to the credit line provided for under the Bexxar collaboration agreement with SB. No amounts remain available under the credit line. Borrowings under the credit line are due in December 2003, however, a portion of the then outstanding balance may come due and payable at each of December 2001 and December 2002 if certain financial earnings targets, as defined in the loan agreement, are achieved by the Company. Quarterly interest payments, due in arrears are at a fixed interest rate of 9.5%. The Company may repay the principal in either cash or common stock, at its sole discretion.

     Also, in October 2000, the Company announced its intention to merge with Corixa Corporation, a research and development-based biotechnology company committed to treating and preventing autoimmune diseases, cancer and infectious diseases by understanding and directing the immune system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in our Registration Statement on Form S-3 filed on August 30, 2000 as well as in our Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 27, 2000.

OVERVIEW

     We are engaged in the development of novel drugs and therapies for the treatment of cancer and autoimmune diseases. We are currently developing a family of potential therapeutics based upon two drug discovery programs; therapeutic antibodies and targeted oncologies. Within these broad drug discovery programs, we are currently concentrating on several distinct platform technologies; therapeutic antibodies consisting of both conjugated and unconjugated antibody technology, and targeted oncologics based on tumor activated pro-drug ("TAP") technology and tumor specific targeting ("TST") technology. We are also developing a portfolio of proprietary ultra potent compounds which we believe will be suitable payloads for both our TAP and TST platforms. Ultra potent compounds generally are at least 1,000 times more potent than standard chemotherapeutic agents and are active against resistant tumor cells. In October 2000, we announced our intention to merge with Corixa Corporation, a research and development-based biotechnology company committed to treating and preventing autoimmune diseases, cancer and infectious diseases by understanding and directing the immune system.

     Our most advanced product candidate, Bexxar(TM) (tositumomab, iodine I 131 tositumomab) consists of a monoclonal antibody conjugated with a radioisotope. We intend to seek initial approval of Bexxar for the treatment of low-grade and transformed low-grade non-Hodgkin's lymphoma ("NHL") in patients who have relapsed after, or are refractory to, chemotherapy. We intend to seek expedited Biologics License Application ("BLA") review and marketing approval for Bexxar, while simultaneously pursuing clinical trials to expand the potential use of Bexxar to other indications. Bexxar is based upon the antibody therapeutics program which originated at Coulter Corporation. In September 2000, we announced the submission of a BLA for Bexxar to the Food and Drug Administration ("FDA") and in October 2000, we announced that Bexxar had been granted Priority Review Status by the FDA. In 1995, Coulter Pharmaceutical was incorporated and acquired worldwide rights to Bexxar and related intellectual property, know-how and other assets from Coulter Corporation. In 1997, Beckman Instruments, Inc. acquired Coulter Corporation, and is now known as Beckman Coulter. In December 1998, we announced a joint collaboration agreement with SmithKline Beecham Corporation ("SB") granting SB joint marketing rights to Bexxar in the United States and exclusive commercial rights internationally, except Japan. In April 2000, we announced that we reacquired rights outside the U.S. for the development and commercialization of Bexxar effective June 30, 2000.

     To date, we have devoted substantially all of our resources to research and development programs, as well as selling, general and administrative activities needed to support product development and potential product sales. No revenues have been generated from product sales, and product revenues resulting from our research and development efforts, if any, will not occur until commercial availability of such product. We have a limited history of operations and have experienced significant operating losses to date. We may continue to incur significant additional operating losses in future periods and expect cumulative losses to increase substantially due to expanded research and development efforts, preclinical studies and clinical trials and development of manufacturing, marketing and sales capabilities, if anticipated product sales revenues do not offset these costs. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that we will successfully develop, manufacture and commercialize our products or ever achieve or sustain product revenues or profitability. As of September 30, 2000, our accumulated deficit was approximately $137.2 million.

RESULTS OF OPERATIONS

Revenues

     Corporate partner revenues of $2.0 million for the nine-month period ended September 30, 2000 resulted from the recognition of a $2.0 million clinical milestone from SB related to expanded development of Bexxar. Revenues from unconsolidated joint business represents our share of the pre-tax Bexxar operating losses generated from our joint business arrangement with SB to co-promote Bexxar and the reimbursement from SB of its share of our Bexxar-related manufacturing development expenses. Revenues from unconsolidated joint business in the three months ended September 30, 2000 was $1.2 million compared to $4.1 million for the same period in 1999. For the nine months ended September 30, 2000, revenues from unconsolidated joint business were $6.9 million compared to $5.0 million for the same period in 1999. Such revenues were partially offset by co-promote pre-tax operating losses. The decrease for the quarter ended September 30, 2000 was due to a decrease in manufacturing development activities as we approach the anticipated launch of Bexxar. The increase for the nine months ended September 30, 2000 was due to the recognition in the first quarter of fiscal 2000 of a final payment of approximately $3.0 million related to 1999 manufacturing development activities. Revenue in future periods will depend on the achievement of contract milestones, the timing and scope of reimbursable development activities and commercial sales of Bexxar.

Operating Costs and Expenses

     Research and development expenses were $13.7 million for the three-month period ended September 30, 2000 compared to $12.4 million for the same period in 1999. For the nine months ended September 30, 2000, research and development expenses were $38.7 million compared to $33.4 million for the same period in 1999. The increase in research and development expenses for both periods in 2000 was primarily due to ongoing Bexxar-related clinical development activities, manufacturing activities in anticipation of potential product launch, and activities related to the acquisition of rights to certain technologies in support of our ongoing research. We expect our research and development expenses to grow during the remainder of 2000, reflecting anticipated increased costs related to additions to staffing, preclinical studies, clinical trials and manufacturing.

     Selling, general and administrative expenses were $4.6 million for the quarter ended September 30, 2000, compared to $4.1 million for the same period in 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses were $12.5 million compared to $11.5 million for the same period in 1999. The increase for the three- and nine-month periods was primarily due to expenses incurred to support our facilities and staffing expansion, sales and marketing efforts, increased pre-commercialization activities, increased corporate development activities and related legal and patent activities. We expect our selling, general and administrative expenses to continue to increase during the remainder of 2000 in continued support of these activities.

Interest Income and Other, Net

     Interest income and other, net was $821,000 for the quarter ended September 30, 2000, compared to $1.1 million for the same period in 1999. For the nine months ended September 30, 2000, interest income and other, net was $2.3 million compared to $3.8 million for the same period in 1999. These decreases were due to lower average cash, cash equivalents and short-term investment balances. Interest expense is not material for any period presented.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception through September 30, 2000, we have financed our operations primarily through private placements and public offerings of equity securities totaling $215.6 million, including $33.6 million received in August 2000 pursuant to the sale of 1,655,000 shares of newly issued, unregistered common stock at a price of $21.625 per share. Cash, cash equivalents and short-term investments totaled $82.7 million at September 30, 2000. Our agreement with SB provides for the sharing of certain costs related to clinical and manufacturing development activities as well as a $15.0 million credit line, all of which was available at September 30, 2000. In October 2000, we borrowed all $15 million available under the credit line. In 1999, we obtained a credit line with GE Capital Leasing for $1.4 million relating to capital equipment leasing. Total available under this leasing credit line at the end of September 30, 2000 is $313,000.

     The negative cash flow from operations results primarily from our net operating losses and is expected to continue and to accelerate in future periods. We expect to incur substantial and increasing research and development expenses, including expenses related to additions to personnel, preclinical studies, clinical trials, and manufacturing. In addition, we expect to incur increasing selling, general and administrative expenses in support of our commercialization efforts. We may need to raise substantial additional capital to fund our operations. We may seek such additional funding through public or private equity or debt financing from time to time, as market conditions permit. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize.

     Net cash used in operations was $34.9 million for the nine months ended September 30, 2000, compared to $41.0 million for the same period in 1999. This $6.1 million decrease was primarily the result of increases in accounts payable and accrued liabilities, partially offset by an increase in our net loss and prepaid and other current assets. Included in prepaid expenses and other current assets is approximately $5.5 million of monoclonal antibody purchased from one of our third-party manufacturers in the second quarter. The antibody will be used in our continued clinical research and development of Bexxar(TM) as well as potential future commercial use, pending Bexxar(TM) approval. Net cash provided by investing activities was $21.1 million for the nine months ended September 30, 2000 compared to net cash used in investing activities of $27.3 million for the same period in 1999. In the 2000 period, maturities of short-term investments exceeded purchases of such investments by $22.4 million. In the 1999 period, purchases of short-term investments exceeded maturities and sales by $16.0 million. Also in the 1999 period, we expended $10.8 million more in purchases of property and equipment than we did in 2000. The 1999 expenditures related primarily to our facilities expansion. Net cash provided by financing activities was $36.4 million for the nine months ended September 30, 2000 compared to $5.6 million for the same period in 1999. The increase was primarily due to the net proceeds from our August 2000 private placement of $33.6 million of common stock, partially offset by payments in equipment financing obligations.

     We expect that our existing capital resources, including the net proceeds of our public offerings and interest thereon, will be adequate to satisfy the requirements of our current and planned operations through 2001. Our future capital requirements will depend on a number of factors, including: the scope and results of preclinical studies and clinical trials; continued progress of our research and development of potential products; the cost, timing and outcome of regulatory approvals; the expenses of establishing a sales and marketing force; the timing and cost of establishment or procurement of requisite production, radiolabeling and other capacities; the cost involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; the need to acquire licenses to new technology; the status of competitive products; the availability of other financing and the ability to achieve profitability.

BUSINESS RISKS

     Except for the historical information contained herein, the matters discussed in this filing are forward-looking statements that involve risks and uncertainties, including uncertainties related to product development, uncertainties related to the need for regulatory and other government approvals, dependence on proprietary technology, uncertainty of market acceptance of Bexxar or our other product candidates and other risks, including those detailed in our other filings with the Securities and Exchange Commission. In particular, see "Risk Factors," referenced in our Registration Statement on Form S-3 filed on August 30, 2000 and our Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 27, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risk associated with interest rate movements and currency rate movements on non-United States dollar denominated assets and liabilities. We regularly assesses these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, we do not anticipate material losses in these areas.

     Interest Rates -- Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash equivalents and short-term investments. Based on our overall interest rate exposure at September 30, 2000, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.

     Foreign Currency Exchange Rates - We have certain liabilities which are denominated in several European currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which our suppliers are located. To mitigate this risk, we may enter into foreign currency forward contracts as we deemed necessary. Based on our overall currency rate exposure at September 30, 2000, a near-term change in currency rates, based on historical currency rate movements, would not materially affect the value of foreign currency sensitive liabilities.

     We invest cash which is not currently being used for operational purposes in accordance with our investment policy. This policy allows for the purchase of low risk securities issued by the government agencies and very highly rated banks and corporations subject to certain concentration limits. The maturities of these securities are maintained at less than two years. The following table presents the amounts and related weighted average interest rates by year of maturity for our investment portfolio and long term debt obligations at September 30, 2000.

                                     2000       2001      2002    2003     2004   THEREAFTER    TOTAL       1999
                                   --------    ------    -----    -----    ----   ----------   --------   --------
                                                               (dollars in thousands)
Cash Equivalent Investments:
    Fixed Rate ..................  $ 44,717        --       --       --     --        --       $ 44,717   $ 22,135
    Average Interest Rate .......       6.6%       --       --       --     --        --             --         --
Short Term Investments:
    Fixed Rate ..................     4,599    33,354       --       --     --        --         37,953     60,257
    Average Interest Rate .......       6.2%      6.1%      --       --     --        --             --         --
Long-term debt,
including current portion:
    Variable Rate ...............       710     1,684    1,380    6,281     --        --         10,055     11,686
    Average Interest Rate .......      10.8%     10.2%     9.5%     9.4%    --        --             --         --

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT
     NUMBER         DESCRIPTION OF DOCUMENT
     -------        -----------------------
       27.1         Financial data Schedule


     (b)  Reports on Form 8-K

     There were no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COULTER PHARMACEUTICAL, INC.


Date: November 2, 2000                  /s/ MICHAEL F. BIGHAM
                                        ----------------------------------------
                                        Michael F. Bigham
                                        President and Chief Executive Officer


Date: November 2 , 2000                 /s/ WILLIAM G. HARRIS
                                        ----------------------------------------
                                        William G. Harris
                                        Sr. Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT
-------        -----------------------
 27.1          Financial data Schedule